Form 10QSB
period 1996-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1996-08-13
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

                Commission file number:  0-23778


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1729121
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]      No

         Transitional Small Business Disclosure Format:

                        Yes            No   [X]




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1996 and  December 31, 1995

          Statements for the Periods ended June 30, 1996 and 1995:

             Income

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II.  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                      1996           1995
CURRENT ASSETS:
   Cash and Cash Equivalents                      $   878,970     $ 4,833,630
   Receivables                                         46,014          13,671
                                                   -----------     -----------
        Total Current Assets                          924,984       4,847,301
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             7,333,946       6,075,887
   Buildings and Equipment                         11,620,962       9,218,410
   Construction Advances                            1,215,483         880,088
   Property Acquisition Costs                         126,711         174,903
   Accumulated Depreciation                          (534,202)       (352,389)
                                                   -----------     -----------
        Net Investments in Real Estate             19,762,900      15,996,899
                                                   -----------     -----------
               Total  Assets                      $20,687,884     $20,844,200
                                                   ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    32,340     $    50,011
   Distributions Payable                              468,725         468,725
   Unearned Rent                                       34,862               0
                                                   -----------     -----------
        Total Current Liabilities                     535,927         518,736
                                                   -----------     -----------

MINORITY INTEREST                                     879,829         789,000

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (14,220)        (11,576)
   Limited Partners, $1,000 Unit value;
    24,000 Units authorized and issued;
    23,869 Units outstanding                       19,286,348      19,548,040
                                                   -----------     -----------
      Total Partners' Capital                      19,272,128      19,536,464
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $20,687,884     $20,844,200
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Second Quarter Ended       Six Months Ended
                               6/30/96     6/30/95       6/30/96      6/30/95

INCOME:
   Rent                     $   520,041  $   318,120  $   949,016  $   629,788
   Investment Income             40,552      138,518      116,244      279,751
                             -----------  -----------  -----------  -----------
        Total Income            560,593      456,638    1,065,260      909,539
                             -----------  -----------  -----------  -----------

EXPENSES:
   Partnership Administration-
     Affiliates                  44,083       55,164      110,766      132,516
   Partnership Administration
     and Property Management-
     Unrelated Parties           12,837        8,161       23,944       25,396
   Depreciation                 100,067       58,950      181,813      116,808
                             -----------  -----------  -----------  -----------
        Total Expenses          156,987      122,275      316,523      274,720
                             -----------  -----------  -----------  -----------

OPERATING INCOME                403,606      334,363      748,737      634,819

MINORITY INTEREST IN
  OPERATING INCOME              (22,656)           0      (43,379)           0
                             -----------  -----------  -----------  -----------

NET INCOME                  $   380,950  $   334,363  $   705,358  $   634,819
                             ===========  ===========  ===========  ===========

NET INCOME ALLOCATED:
   General Partners         $     3,809  $     3,344  $     7,053  $     6,348
   Limited Partners             377,141      331,019      698,305      628,471
                             -----------  -----------  -----------  -----------
                            $   380,950  $   334,363  $   705,358  $   634,819
                             ===========  ===========  ===========  ===========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (23,869, 24,000, 23,869,
  and 23,631 weighted average
  Units outstanding for the
  periods, respectively)    $    15.80   $    13.79   $    29.26   $    26.60
                             ===========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                   $   705,358     $   634,819

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     181,813         116,808
     (Increase) Decrease in Receivables               (32,343)         68,519
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (17,671)          2,812
     Increase in Unearned Rent                         34,862               0
     Minority Interest                                 (6,924)              0
                                                   -----------     -----------
        Total Adjustments                             159,737         188,139
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          865,095         822,958
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                   (3,850,061)       (854,218)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners              0       1,942,224
   Organization and Syndication Costs                       0        (221,969)
   Increase in Distributions Payable                        0          91,086
   Distributions to Partners                         (969,694)       (954,549)
                                                   -----------     -----------
        Net Cash Provided By (Used For)
        Financing Activities                         (969,694)        856,792
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (3,954,660)        825,532

CASH AND CASH EQUIVALENTS, beginning of period      4,833,630       7,526,387
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, end of period          $   878,970     $ 8,351,919
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $  (6,286)  $ 18,354,747  $ 18,348,461   22,057.78

 Capital Contributions              0      1,942,224     1,942,224    1,942.22

 Organization and Syndication
   Costs                            0       (221,969)     (221,969)

  Distributions                (9,546)      (945,003)     (954,549)

  Net Income                    6,348        628,471       634,819
                             ---------    -----------   -----------  ----------
BALANCE, June 30, 1995      $  (9,484)   $19,758,470   $19,748,986   24,000.00
                             =========    ===========   ===========  ==========


BALANCE, December 31, 1995  $ (11,576)   $19,548,040   $19,536,464   23,868.50

  Distributions                (9,697)      (959,997)    (969,694)

  Net Income                    7,053        698,305      705,358
                             ---------    -----------  -----------  ----------
BALANCE, June 30, 1996      $ (14,220)   $19,286,348  $19,272,128    23,868.50
                             =========    ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

                           (Unaudited)

(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Net Lease Income & Growth Fund XX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 12% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Partners and 1% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Media Play property (18 years) and the Red Robin restaurants, whose Lease Agreements expire on November 30, 2004, and December 31, 2007. The Leases contain renewal options which may extend the Lease term an additional 10 to 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at June 30, 1996 are as follows:

                                   Buildings and               Accumulated
Property                  Land       Equipment      Total      Depreciation

HomeTown Buffet
   Albuquerque, NM    $   602,859   $   720,987  $ 1,323,846  $  37,235
Red Robin
   Colorado Springs, CO   979,057     1,323,210    2,302,267    104,754
Red Robin
   Colorado Springs, CO   721,168     1,034,273    1,755,441     81,880
Arby's/Mrs. Winner's
   Smyrna, GA             516,705       723,775    1,240,480     52,730
Applebee's
   Middletown, OH         330,557       765,405    1,095,962     58,371
Denny's
   Burleson, TX           374,721       548,759      923,480     29,562
Applebee's
   McAllen, TX            463,553       856,551    1,320,104     51,183
Applebee's
   Lafayette, LA          416,197       760,362    1,176,559     39,626
Applebee's
   Brownsville, TX        523,042       855,694    1,378,736     28,075
Denny's
   Grapevine, TX          722,668       632,053    1,354,721     13,916
Media Play
   Apple Valley, MN       425,360       997,340    1,422,700     18,549
Garden Ridge
   Pineville, NC          526,382     1,097,604    1,623,986      9,055
Champps Americana
   Lyndhurst, OH          731,677     1,304,949    2,036,626      9,266
                       -----------   -----------  -----------  -----------
                      $ 7,333,946   $11,620,962  $18,954,908  $ 534,202
                       ===========   ===========  ===========  ===========

     On March 28, 1996, the Partnership purchased a 18.50% interest in a Garden Ridge store in Pineville, North Carolina for $1,623,986. The property is leased to Garden Ridge, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $174,319. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     In August, 1995, the Partnership entered into an Agreement to purchase an Italianni's restaurant in Columbus, Ohio. The purchase price will be approximately $1,440,000. The property will be leased to Ristoranti Karlo, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $162,000. Through June 30, 1996, the Partnership had advanced $1,215,483 for the construction of the property and was charging interest on the Note at the rate of 7.0%. On May 1, 1996, the Partnership began charging interest on the Note at the rate of 11.25%.

     On April 10, 1996, the Partnership purchased a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio for $1,928,515. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $208,550. The remaining interest in the property was purchased by the Individual General Partner of the Partnership, and AEI
     Institutional  Net  Lease  Fund '93,  an  affiliate  of  the
     Partnership.

     During  1995, the Partnership sold 59.8646% of the  HomeTown
     Buffet restaurant in Albuquerque, New Mexico, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $988,838 which resulted in a total net gain of $225,180. The total cost and accumulated depreciation of the interests sold was $792,515 and $28,857, respectively.

     The Partnership owns the above property as tenants-in-common with the unrelated third parties. The management of the property is governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the Partnership the authority to control the management of the property. For property owned as tenants-in-common with third parties, other than affiliated partnerships, the Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the property is reflected in the Partnership's financial statements as a minority interest. For purposes of financial reporting, the Partnership consolidates properties in which it is the controlling tenant-in-common despite having only a minority equity interest in the property. The Partnership also consolidates the Individual General Partner's interest in the Champps Americana restaurant in Lyndhurst, Ohio.

     During the first six months of 1996 and the year 1995, the Partnership distributed $90,164 and $486,375 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $3.74 and $20.24 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $727,764 relating to the review of potential property acquisitions. Of these costs, $601,053 have been capitalized and allocated to land, building and equipment. The remaining costs of $126,711 have been capitalized and will be allocated to property acquisitions in future periods.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1996 and 1995, the Partnership recognized rental income from properties of $949,016 and $629,788, respectively. During the same periods, the Partnership also earned $116,244 and $279,751 in investment income from subscription proceeds which were invested in short-term money market accounts, commercial paper, federal agency notes, and construction advances. This investment income constituted 11% and 31% of total income for the six months ended June 30, 1996 and 1995, respectively. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        The annual rent from the thirteen properties acquired, as of June 30, 1996, is approximately $1,994,000. Since all properties are leased under triple-net leases, the Partnership has not incurred, and does not expect to incur, expenses associated with the operation or maintenance of properties and the rental income represents the cash flow generated by the properties to the Partnership.

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $110,766 and $132,516, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,944 and $25,396, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 1996, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       Since the Partnership has only recently purchased its real estate, inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants due to inflation and real sales growth, will result in an increase in rental income over the term of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

        The Partnership's primary sources of cash are from proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of units, the organization of the Partnership, the acquisition of properties, the management of properties, the administration of the Partnership, and the payment of distributions.

        While the Partnership is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Partnership's available cash flow. This use of cash flow for investing activities was partially offset by proceeds from the sale of property.

       During 1995, the Partnership sold 59.8646% of the HomeTown Buffet restaurant in Albuquerque, New Mexico, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $988,838 which resulted in a total net gain of $225,180. The total cost and accumulated depreciation of the interests sold was $792,515 and $28,857, respectively. The Partnership owns the property as tenants-in-common with the unrelated third parties. The management of the property is governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the
Partnership the authority to control the management of the property. The Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the property are reflected in the Partnership's financial statements as a minority interest. The Partnership also consolidates the Individual General Partner's interest in the Champps Americana restaurant in Lyndhurst, Ohio.

       During the first six months of 1996 and the year 1995, the Partnership distributed $90,164 and $486,375 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $3.74 and $20.24 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

        Before the acquisition of properties, cash flow from operating activities is not significant. Net income after adjustment for depreciation, which becomes the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Partnership's assets remain invested on a short-term basis in lower-yielding cash equivalents.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         Until the offering of Units was completed, the Partnership's primary source of cash flow was from the sale of Limited Partnership Units. From January 20, 1993 to June 30, 1993, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on June 30, 1993, a total of 1,637.473 Units ($1,637,473) were transferred into the Partnership. On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $3,282,051.

         After completion of the acquisition phase, the Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1995, five Limited Partners redeemed a  total  of
131.5 Partnership Units for $118,350 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                                    Description

             27    Financial Data Schedule for period
                   ended June 30, 1996.


      b. Reports  filed on Form  8-K - During the quarter ended June 30, partnership filed a Form 8-K, dated
                                       March 28, 1996, reporting the
                                       acquisition of the Garden  Ridge
                                       store  in  Pineville, North Carolina.

                                       During the quarter ended June 30,1996,
                                       the Partnership filed a Form 8-K,
                                       dated April 10, 1996, reporting the
                                       acquisition of the Champps restaurant
                                       in Lyndhurst, Ohio.


                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 9, 1996        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                               By: /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President
                                       (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)