Form 10QSB
period 1996-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1996-11-13
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1996 and December 31, 1995

         Statements for the Periods ended September 30, 1996  and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                        1996         1995
CURRENT ASSETS:
   Cash and Cash  Equivalents                       $  1,078,239  $  4,833,630
   Receivables                                            38,182        13,671
                                                      -----------   -----------
        Total Current Assets                           1,116,421     4,847,301
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                                7,337,686     6,075,887
   Buildings and Equipment                            11,617,222     9,218,410
   Construction Advances                               1,215,483       880,088
   Property Acquisition Costs                            130,839       174,903
   Accumulated Depreciation                             (629,152)     (352,389)
                                                      -----------   -----------
           Net Investments in Real Estate             19,672,078    15,996,899
                                                      -----------   -----------
               Total  Assets                        $ 20,788,499  $ 20,844,200
                                                      ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $     57,569  $     50,011
   Distributions Payable                                 468,725       468,725
   Unearned Rent                                          34,862             0
                                                      -----------   -----------
        Total Current Liabilities                        561,156       518,736
                                                      -----------   -----------

MINORITY INTEREST                                      1,027,753       789,000

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (14,945)      (11,576)
   Limited Partners, $1,000 Unit value;
   24,000 Units authorized and issued;
   23,869 Units outstanding                           19,214,535    19,548,040
                                                      -----------   -----------
       Total Partners' Capital                        19,199,590    19,536,464
                                                      -----------   -----------
          Total Liabilities and Partners' Capital   $ 20,788,499  $ 20,844,200
                                                      ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                             Three Months Ended      Nine Months Ended
                             9/30/96    9/30/95      9/30/96    9/30/95

INCOME:
 Rent                      $ 525,527   $ 331,177   $ 1,474,543   $  960,965
 Investment Income            43,383     126,249       159,627      406,000
                            ---------   ---------   -----------  -----------
        Total Income         568,910     457,426     1,634,170    1,366,965
                            ---------   ---------   -----------  -----------

EXPENSES:
 Partnership Administration -
   Affiliates                 60,315      60,514       171,081      193,030
 Partnership Administration
  and Property Management -
  Unrelated Parties            6,973       4,822        30,917       30,218
 Depreciation                102,210      61,640       284,023      178,448
                            ---------   ---------   -----------  -----------
        Total Expenses       169,498     126,976       486,021      401,696
                            ---------   ---------   -----------  -----------

OPERATING INCOME             399,412     330,450     1,148,149      965,269

GAIN ON SALE OF REAL ESTATE   35,944      66,797        35,944       66,797

MINORITY INTEREST IN
  OPERATING INCOME           (23,047)     (3,586)      (66,426)      (3,586)
                            ---------   ---------   -----------  -----------

NET INCOME                 $ 412,309   $ 393,661   $ 1,117,667  $ 1,028,480
                            =========   =========   ===========  ===========

NET INCOME ALLOCATED:
   General Partners        $   4,124   $   3,937   $    11,177  $    10,285
   Limited Partners          408,185     389,724     1,106,490    1,018,195
                            ---------   ---------   -----------  -----------
                           $ 412,309   $ 393,661   $ 1,117,667  $ 1,028,480
                            =========   =========   ===========  ===========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,869, 24,000, 23,869 and
 23.755 weighted average
 Units outstanding for the
 periods, respectively)    $  17.10   $  16.24     $    46.36   $    42.86
                            =========  =========    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $  1,117,667  $  1,028,480

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        284,023       178,448
     Gain on Sale of Real Estate                         (35,944)      (66,797)
     (Increase) Decrease in Receivables                  (24,511)       31,973
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                          7,558        (7,346)
     Increase in Unearned Rent                            34,862             0
     Minority Interest                                   (11,812)         (702)
                                                      -----------   -----------
        Total Adjustments                                254,176       135,576
                                                      -----------   -----------
        Net Cash Provided By
        Operating Activities                           1,371,843     1,164,056
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (3,854,189)   (2,691,685)
   Proceeds from Sale of Real Estate                    181,496       365,678
                                                     -----------   -----------
        Net Cash Used For
        Investing Activities                         (3,672,693)   (2,326,007)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners                0     1,942,224
   Organization and Syndication Costs                         0      (224,098)
   Increase in Distributions Payable                          0        90,420
   Distributions to Partners                         (1,454,541)   (1,439,397)
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Financing Activities                         (1,454,541)      369,149
                                                     -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (3,755,391)     (792,802)

CASH AND CASH EQUIVALENTS,
   beginning of period                                4,833,630     7,526,387
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS,
     end  of  period                                $ 1,078,239   $ 6,733,585
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $  (6,286)   $18,354,747   $18,348,461   22,057.78

  Capital Contributions             0      1,942,224     1,942,224    1,942.22

  Organization and
    Syndication Costs               0       (224,098)     (224,098)

  Distributions               (14,394)    (1,425,003)   (1,439,397)

  Net Income                   10,285      1,018,195     1,028,480
                             ---------    -----------   -----------  ----------
BALANCE, September 30,1995  $ (10,395)   $19,666,065   $19,655,670   24,000.00
                             =========    ===========   ===========  ==========


BALANCE, December 31, 1995  $ (11,576)   $19,548,040   $19,536,464   23,868.50

  Distributions               (14,545)    (1,439,996)   (1,454,541)

  Net Income                   11,177      1,106,490     1,117,667
                             ---------    -----------   -----------  ----------
BALANCE, September 30,1996  $ (14,944)   $19,214,534   $19,199,590   23,868.50
                             =========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)


(3)  Investments in Real Estate -  (Continued)

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at September 30, 1996 are as follows:

                                     Buildings and                Accumulated
Property                   Land        Equipment       Total      Depreciation

HomeTown Buffet
  Albuquerque, NM       $   602,859  $   720,987    $ 1,323,846    $  43,243
Red Robin
  Colorado Springs, CO      979,057    1,323,210      2,302,267      115,781
Red Robin
  Colorado Springs, CO      721,168    1,034,273      1,755,441       90,499
Arby's/Mrs. Winner's
  Smyrna, GA                516,705      723,775      1,240,480       51,674
Applebee's
  Middletown, OH            330,557      765,405      1,095,962       65,823
Denny's
  Burleson, TX              374,721      548,759        923,480       34,356
Applebee's
  McAllen, TX               463,553      856,551      1,320,104       59,483
Applebee's
  Lafayette, LA             416,197      760,362      1,176,559       46,419
Applebee's
  Brownsville, TX           523,042      855,694      1,378,736       36,497
Denny's
  Grapevine, TX             722,668      632,053      1,354,721       19,483
Media Play
  Apple Valley, MN          425,360      997,340      1,422,700       27,110
Garden Ridge
  Pineville, NC             526,382    1,097,604      1,623,986       18,293
Champps Americana
  Lyndhurst, OH             731,677    1,301,209      2,032,886       20,491
                         -----------  -----------    -----------   -----------
                        $ 7,333,946  $11,617,222    $18,951,168   $  629,152
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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     In August, 1995, the Partnership entered into an Agreement to purchase an Italianni's restaurant in Columbus, Ohio for approximately $1,440,000. The Agreement with Ristoranti Karlo, Inc. included a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $162,000. Through September 30, 1996, the Partnership had advanced $1,215,483 for the construction of the property and was charging interest on the Note at the rate of 7.0%. On May 1, 1996, the Partnership began charging interest on the Note at the rate of 11.25%.

     In  October,  1996,  the  parties agreed  to  terminate  the
     Agreement.   Ristoranti  Karlo,  Inc.  will  reimburse   the
     Partnership for all construction advances, accrued interest and for certain expenses.

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

     On September 27, 1996, the Partnership sold 12.3188% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of $181,496 which resulted in a net gain of $35,944. At the time of sale, the cost and related accumulated depreciation of the interest sold was $152,812 and $7,260, respectively.

     During  1995, the Partnership sold 59.8646% of the  HomeTown
     Buffet restaurant in Albuquerque, New Mexico, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $988,838 which resulted in a total net gain of $225,180. The total cost and accumulated depreciation of the interests sold was $792,515 and $28,857, respectively.

     The Partnership owns the above properties as tenants-in-common with the unrelated third parties. The management of the properties are governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the Partnership the authority to control the management of the property. For property owned as tenants-in-common with third parties, other than affiliated partnerships, the Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the property is reflected in the Partnership's financial statements as a minority interest. For purposes of financial reporting, the Partnership consolidates properties in which it is the controlling tenant-in-common despite having only a minority equity interest in the property. The Partnership also consolidates the Individual General Partner's interest in the Champps Americana restaurant in Lyndhurst, Ohio.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     During the first nine months of 1996 and the year 1995, the Partnership distributed $100,570 and $486,375 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.17 and $20.24 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $731,893 relating to the review of potential property acquisitions. Of these costs, $601,054 have been capitalized and allocated to land, building and equipment. The remaining costs of $130,839 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $1,474,543 and $960,965, respectively. During the same periods, the Partnership earned $159,627 and $406,000 in investment income from subscription proceeds which were invested in short-term money market accounts, commercial paper, federal agency notes, and construction advances. This investment income constituted 10% and 30% of total income for the nine months ended September 30, 1996 and 1995, respectively. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        The annual rent from the thirteen properties acquired, as of September 30, 1996, is approximately $1,985,000. Since all properties are leased under triple-net leases, the Partnership has not incurred, and does not expect to incur, expenses associated with the operation or maintenance of properties and the rental income represents the cash flow generated by the properties to the Partnership.

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $171,081 and $193,030, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,917 and $30,218, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of September 30, 1996, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        On September 27, 1996, the Partnership sold 12.3188% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of $181,496 which resulted in a net gain of $35,944. At the time of sale, the cost and related accumulated depreciation of the interest sold was $152,812 and $7,260, respectively.

       During 1995, the Partnership sold 59.8646% of the HomeTown Buffet restaurant in Albuquerque, New Mexico, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $988,838 which resulted in a total net gain of $225,180. The total cost and accumulated depreciation of the interests sold was $792,515 and $28,857, respectively.

        The Partnership owns the above properties as tenants-in-common with the unrelated third parties. The management of the properties are governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the
Partnership the authority to control the management of the property. The Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the property are reflected in the Partnership's financial statements as a minority interest. The Partnership also consolidates the Individual General Partner's interest in the Champps Americana restaurant in Lyndhurst, Ohio.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first nine months of 1996 and the year 1995, the Partnership distributed $100,570 and $486,375 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.17 and $20.24 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

        On October 1, 1996, sixteen Limited Partners redeemed a total of 216.2 Partnership Units for $194,115 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, five Limited Partners redeemed a total of 131.5 Partnership Units for $118,350. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                            Description

           10.1  Purchase  Agreement dated  September 10, 1996
                 between the Partnership and  the
                 Margaret   E.   Brust  Irrevocable   Trust
                 relating  to  the property at  4950  South
                 Cobb Drive, Smyrna, Georgia.

           10.2  Property   Co-tenancy    Ownership
                 Agreement   dated   September   27,   1996
                 between  the Partnership and the  Margaret
                 E.  Brust  Irrevocable Trust  relating  to
                 the  property  at 4950 South  Cobb  Drive,
                 Smyrna, Georgia.

            27   Financial Data Schedule  for  period
                 ended September 30, 1996.

        b.       Reports  filed on Form  8-K  -   None.


                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13, 1996     AEI Net Lease  Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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