Form 10KSB
period 1996-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1997-03-27
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

                Commission file number:  0-23778

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

      State of Minnesota                41-1729121
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                         (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $2,359,797.

As of February 28, 1997, there were 23,652.3 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,652,300.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes  No     [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Net Lease Income & Growth Fund XX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 2, 1992. The registrant is comprised of AEI Fund Management XX, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and
purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per
Unit) pursuant to a registration statement effective January 20, 1993. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 1996, from subscription proceeds, the Partnership had purchased thirteen properties, including partial interests in four properties, at a total cost of $19,421,783. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

        The Partnership's properties will be purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 10% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties twelve to fifteen years after acquisition.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The leases provide the lessees with two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

       During 1995, the Partnership sold 59.8646% of the HomeTown Buffet restaurant in Albuquerque, New Mexico, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $988,838 which resulted in a total net gain of $225,180. The total cost and accumulated depreciation of the interests sold was $792,515 and $28,857, respectively.

         During  1996,  the  Partnership  sold  31.7210%  of  the
Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $461,077 which resulted in a total net gain of $87,281. The total cost and accumulated depreciation of the interests sold was $393,493 and $19,697, respectively.

        On January 10, 1997, the Partnership sold an additional 15.8515% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of approximately $221,000 which resulted in a net gain of approximately $35,000.

        On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,422,701. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease
Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

Major Tenants

        During 1996, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 65% of the Partnership's total rental revenue in 1996. Because the Partnership has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Partnership's rental income in 1997 and future years. In the event that certain tenants contribute more than ten percent of the Partnership's rental income in future years, any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash sale-leaseback transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                                          Total Property
                              Purchase      Acquisition               Annual     Annual
Property                        Date          Costs        Lessee     Lease     Rent Per
                                                                      Payment    Sq. Ft.

HomeTown Buffet Restaurant
 Albuquerque, NM                                           JB's
 (40.1354%)                  9/30/93   $   531,331  Restaurants, Inc. $  71,090 $ 18.45

Red Robin Restaurant                                  The Snyder
 Colorado Springs, CO        2/24/94   $ 2,302,267   Group Company    $ 263,911 $ 36.25

Red Robin Restaurant                                   The Snyder
 Colorado Springs, CO        2/24/94   $ 1,755,441   Group Company    $ 199,128 $ 27.49

Arby's/Mrs. Winners Restaurant
 Smyrna, GA                                              RTM
 (68.2790%)                  5/16/94   $   846,987   Georgia, Inc.    $  98,548 $ 35.74

Applebee's Restaurant
 Middletown, OH                                        Thomas &
 (93.96628%)                 7/15/94   $ 1,095,962    King, Inc.      $ 121,785 $ 23.78

                                                      Huntington
Denny's Restaurant                                    Restaurants
 Burleson, TX                12/6/94   $   923,480    Group, Inc.     $ 102,052 $ 21.35

                                                      Renaissant
Applebee's Restaurant                                 Development
 McAllen, TX                 12/8/94   $ 1,320,104    Corporation     $ 146,625 $ 27.22

                                                 Southland Restaurant
Applebee's Restaurant                                 Development
 Lafayette, LA               1/17/95   $ 1,176,559  Company, L.L.C.   $ 150,000 $ 27.61

                                                       Renaissant
Applebee's Restaurant                                  Development
 Brownsville, TX             8/31/95   $ 1,378,736     Corporation    $ 151,800 $ 24.93

                                                       Huntington
Denny's Restaurant                                     Restaurants
 Grapevine, TX              11/21/95   $ 1,354,721     Group, Inc.    $ 144,708 $ 29.28

Media Play Retail Store
 Apple Valley, MN
 (33.0%)                    12/21/95   $ 1,422,701         (F1)

Garden Ridge Retail Store
 Pineville, NC                                            Garden
 (18.50%)                    3/28/96   $ 1,667,092       Ridge L.P.   $ 174,319 $  6.67

Champps Restaurant
 Lyndhurst, OH                                        Americana Dining
 (90.71346%)                 4/10/96   $ 2,460,394      Corporation   $ 258,886 $ 34.93


<F1>
 The property was vacated on January 31, 1997 and listed for sale or lease.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership or unrelated third parties. The remaining interest in the Applebee's in Middletown is owned by AEI Institutional Net Lease Fund `93. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Champps property  are  owned  by the Individual General  Partner  of  the
Partnership and AEI Institutional Net Lease Fund '93. The remaining interests in the HomeTown Buffet and the Arby's/Mrs. Winner's properties are owned by unrelated third parties.

        For properties owned with affiliates, each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 20 years for the Garden Ridge store and Champps, HomeTown Buffet, Arby's/Mrs. Winner's, Denny's and Applebee's restaurants. The Red Robin restaurants' Lease Agreements expire on November 30, 2004, and December 31, 2007.
The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's restaurants and the Applebee's and Champps restaurants in Ohio which have renewal options that may extend the Lease term an additional 15 years and the Garden Ridge store, which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

       Through December 31, 1996, all properties were 100 percent occupied by the lessees.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 1,605 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1996, sixteen Limited Partners redeemed a total of
216.2 Partnership Units for $194,115 in accordance with the Partnership Agreement. In 1995, five Limited Partners redeemed a total of 131.5 Partnership Units for $118,350 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $21,355 and $20,438 were made to the General Partners and $1,919,995 and $1,905,001 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $99,565 and $481,512 of proceeds from property sales in 1996 and 1995, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $2,160,177 and
$1,337,211, respectively. During the same periods, the Partnership earned $199,620 and $515,081 in investment income from subscription proceeds which were invested in short-term money market accounts and construction advances. This investment income constituted 8% and 28% of total income for the years ended December 31, 1996 and 1995, respectively. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota has recently experienced financial difficulties and has aggressively been restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the
Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $221,908 and $256,299, respectively. These administration expenses include initial start-up costs and expenses associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,597 and $35,823, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of December 31, 1996, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

         During  1996,  the  Partnership  sold  31.7210%  of  the
Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $461,077 which resulted in a total net gain of $87,281. The total cost and accumulated depreciation of the interests sold was $393,493 and $19,697, respectively.

        On January 10, 1997, the Partnership sold an additional 15.8515% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of approximately $221,000 which resulted in a net gain of approximately $35,000.

       During 1996 and 1995, the Partnership distributed net sale proceeds of $100,570 and $486,375, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.17 and $20.24 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 1996, sixteen Limited Partners redeemed a total of
216.2 Partnership Units for $194,115 in accordance with the Partnership Agreement. The Partnership acquired these Units using net cash flow from operations. In 1995, five Limited Partners redeemed a total of 131.5 Partnership Units for $118,350 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
January  31, 1997              /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                          1996           1995

CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 2,177,670   $ 4,833,630
  Receivables                                                 95        13,671
                                                      -----------   -----------
      Total Current Assets                             2,177,765     4,847,301
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                 6,809,341     6,075,887
  Buildings and Equipment                             11,426,434     9,218,410
  Construction Advances                                        0       880,088
  Property Acquisition Costs                              54,410       174,903
  Accumulated Depreciation                              (710,971)     (352,389)
                                                      -----------   -----------
        Net Investments in Real Estate                17,579,214    15,996,899
                                                      -----------   -----------
           Total Assets                              $19,756,979   $20,844,200
                                                      ==========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.               $    77,446   $    50,011
  Distributions Payable                                  468,755       468,725
                                                      -----------   -----------
      Total Current Liabilities                          546,201       518,736
                                                      -----------   -----------

MINORITY INTEREST                                              0       789,000

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                       (14,833)      (11,576)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,652 and 23,869 Units outstanding
   in 1996 and 1995, respectively                     19,225,611    19,548,040
                                                      -----------   -----------
        Total Partners' Capital                       19,210,778    19,536,464
                                                      -----------   -----------
          Total Liabilities and Partners' Capital    $19,756,979   $20,844,200
                                                      ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                         1996          1995

INCOME:
  Rent                                               $ 2,160,177   $ 1,337,211
  Investment Income                                      199,620       515,081
                                                      -----------   -----------
      Total Income                                     2,359,797     1,852,292
                                                      -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates                221,908       256,299
  Partnership Administration and Property
   Management - Unrelated Parties                         33,597        35,823
  Depreciation                                           381,794       251,092
                                                      -----------   -----------
      Total Expenses                                     637,299       543,214
                                                      -----------   -----------

OPERATING INCOME                                       1,722,498     1,309,078

GAIN ON SALE OF REAL ESTATE                               87,281       225,180

MINORITY INTEREST IN OPERATING INCOME                          0       (19,454)
                                                      -----------   -----------

NET INCOME                                           $ 1,809,779   $ 1,514,804
                                                      ===========   ===========

NET INCOME ALLOCATED:
  General Partners                                        18,098        15,148
  Limited Partners                                     1,791,681     1,499,656
                                                      -----------   -----------
                                                     $ 1,809,779   $ 1,514,804
                                                      ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (23,814 and 23,784 weighted average Units
  outstanding in 1996 and 1995, respectively)        $     75.24   $     63.05
                                                      ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $ 1,809,779   $ 1,514,804

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        381,794       251,092
     Gain on Sale of Real Estate                         (87,281)     (225,180)
     Decrease in Receivables                              13,576        62,922
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         27,435       (16,486)
     Minority Interest                                         0        (3,515)
                                                      -----------   -----------
       Total Adjustments                                 335,524        68,833
                                                      -----------   -----------
       Net Cash Provided By
           Operating Activities                        2,145,303     1,583,637
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                       (3,126,905)   (5,028,761)
     Proceeds From Sale of Real Estate                   461,077       988,838
                                                      -----------   -----------
       Net Cash Used For
          Investing Activities                        (2,665,828)   (4,039,923)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners                  0     1,942,224
  Organization and Syndication Costs                           0      (225,236)
  Increase in Distributions Payable                           30        90,330
  Distributions to Partners                           (1,939,389)   (1,924,243)
  Redemption Payments                                   (196,076)     (119,546)
                                                     ------------   -----------
       Net Cash Used For
          Financing Activities                        (2,135,435)     (236,471)
                                                     ------------   ----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                            (2,655,960)   (2,692,757)

CASH AND CASH EQUIVALENTS, beginning of period         4,833,630     7,526,387
                                                     ------------   -----------

CASH AND CASH EQUIVALENTS, end of period            $  2,177,670   $ 4,833,630
                                                     ============   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Reclassification of minority interest and
  investments in real estate due to use of
  the proportionate consolidation method            $    789,000   $         0
                                                     ============   ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                                General      Limited                  Units
                                Partners     Partners     Total    Outstanding


BALANCE, December 31, 1994   $  (6,286)   $18,354,747  $18,348,461   22,057.78

  Capital Contributions              0      1,942,224    1,942,224    1,942.22

  Organization & Syndication Costs   0       (225,236)    (225,236)

  Distributions                (19,242)    (1,905,001)  (1,924,243)

  Redemption Payments           (1,196)      (118,350)    (119,546)    (131.50)

  Net Income                    15,148      1,499,656    1,514,804
                              ---------    -----------  -----------  ----------
BALANCE, December 31, 1995   $ (11,576)   $19,548,040  $19,536,464   23,868.50

  Distributions                (19,394)    (1,919,995)  (1,939,389)

  Redemption Payments           (1,961)      (194,115)    (196,076)    (216.20)

  Net Income                    18,098      1,791,681    1,809,779
                              ---------    -----------  -----------  ----------
BALANCE, December 31, 1996   $ (14,833)   $19,225,611  $19,210,778   23,652.30
                              =========    ===========  ===========  ==========





 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(1)  Organization -

     AEI Net Lease Income & Growth Fund XX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc.
     (AEI), performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 1996 AND 1995

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is or will be leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement did not have a material effect on the Partnership's financial statements.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition  of  the  properties.   The  costs   will   be
       allocated to the land, buildings and equipment.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.

       During the fourth quarter of 1996, as a result of changes in certain agreements, the Partnership began accounting for properties owned as tenants-in-common with unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The 1996 financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

       In fiscal 1995, for properties owned as tenants-in-common with unrelated third parties, other than affiliated partnerships, the Partnership accounted for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties were reflected in the Partnership's financial statements as a minority interest. For purposes of financial reporting, the Partnership consolidated properties in which it was the controlling tenant-in-common despite having only a minority equity interest in the property.

       In   both  fiscal  1996  and  1995,  properties  owned  in
       conjunction with related Partnerships were accounted for using the proportionate consolidation method.

(3)  Related Party Transactions -

     On July 15, 1994, the Partnership acquired a 93.96628% interest in the Applebee's restaurant in Middletown, Ohio. The remaining interest in the property is owned by AEI
     Institutional Net Lease Fund '93, an affiliate of the Partnership. On December 21, 1995, the Partnership acquired a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota. On March 28, 1996, the Partnership acquired an 18.5% interest in a Garden Ridge retail store in Pineville, North Carolina. The remaining interests in the Media Play and Garden Ridge stores are owned by AEI Net
     Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. On April 10, 1996, the Partnership acquired a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio. The remaining interest in the property was purchased by the Individual General Partner of the Partnership, and AEI Institutional Net Lease Fund '93, an affiliate of the Partnership.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

     AFM, AEI and AEI Incorporated (AEI Inc.) received the following compensation and reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                         1996          1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                           $ 221,908     $ 256,299
                                                       ========      ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, insurance and other property costs.          $  33,597     $  35,823
                                                       ========      ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $76,275 and $152,101
  for 1996 and 1995, respectively.                    $   8,634     $  84,406
                                                       ========      ========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                         1996          1995

d.AEI Inc. was the underwriter of the Partnership
  offering.  Robert P. Johnson is the sole stockholder
  of AEI Inc., which is a member of the National
  Association of Securities Dealers, Inc.  AEI Inc.
  received, as underwriting commissions 8% for sale
  of certain subscription Units ($80 per unit sold, of
  which it re-allowed up to $80 per unit to other
  participating broker/dealers).  AEI Inc. also received
  a 2% non-accountable expense allowance for all Units
  it sold through broker/dealers.  These costs are treated
  as a reduction of partners' capital.                 $       0    $ 194,222
                                                        ========     ========

e.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                           $       0    $     685
                                                        ========     ========

f.AEI is reimbursed for all expenses it has paid
  on the Partnership's behalf relating to the
  offering and organization of the Partnership.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.           $      0     $  30,329
                                                        ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e and f.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years for the Garden Ridge store and Champps, HomeTown Buffet, Arby's/Mrs. Winner's, Denny's and Applebee's restaurants. The Red Robin restaurants' Lease Agreements expire on November 30, 2004, and December 31, 2007. The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's restaurants and the Applebee's and Champps restaurants in Ohio which have renewal options that may extend the Lease term an additional 15 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The properties were constructed in 1993, 1994, 1995 and 1996, except the Red Robins in Colorado Springs, Colorado which were constructed in 1984 and 1987. The Partnership acquired all properties in 1993, 1994, 1995 and 1996. There have been no costs capitalized as improvements subsequent to the acquisitions.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1996 are as follows:

                                        Buildings and              Accumulated
Property                        Land      Equipment     Total     Depreciation

HomeTown Buffet,
 Albuquerque, NM           $   241,960  $   289,371  $   531,331  $    31,349
Red Robin,
 Colorado Springs, CO          979,057    1,323,210    2,302,267      126,808
Red Robin,
 Colorado Springs, CO          721,168    1,034,273    1,755,441       99,118
Arby's/Mrs. Winner's,
 Smyrna, GA                    352,801      494,186      846,987       44,475
Applebee's, Middletown, OH     330,557      765,405    1,095,962       73,275
Denny's, Burleson, TX          374,721      548,759      923,480       39,149
Applebee's, McAllen, TX        463,553      856,551    1,320,104       67,782
Applebee's, Lafayette, LA      416,197      760,362    1,176,559       53,212
Applebee's, Brownsville, TX    523,042      855,694    1,378,736       44,919
Denny's, Grapevine, TX         722,668      632,053    1,354,721       25,050
Media Play, Apple Valley, MN   425,360      997,341    1,422,701       35,671
Garden Ridge, Pineville, NC    540,354    1,126,738    1,667,092       28,168
Champps, Lyndhurst, OH         717,903    1,742,491    2,460,394       41,995
                            -----------  -----------  -----------  -----------
                           $ 6,809,341  $11,426,434  $18,235,775  $   710,971
                            ===========  ===========  ===========  ===========

     On March 28, 1996, the Partnership purchased a 18.50% interest in a Garden Ridge store in Pineville, North Carolina for $1,667,092. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $174,319.

     On April 10, 1996, the Partnership purchased a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio for $2,460,394. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $258,886.

     In August, 1995, the Partnership entered into an Agreement to purchase an Italianni's restaurant in Columbus, Ohio for approximately $1,440,000. The Agreement with Ristoranti Karlo, Inc. included a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $162,000. The Partnership advanced $1,215,483 for the construction of the property and was charging interest on the Note at the rate of 7.0%. On May 1, 1996, the Partnership began charging interest on the Note at the rate of 11.25%.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     In  October,  1996,  the  parties agreed  to  terminate  the
     Agreement.    Ristoranti   Karlo,   Inc.   reimbursed    the
     Partnership for all construction advances, accrued interest and for certain expenses.

     During  1995, the Partnership sold 59.8646% of the  HomeTown
     Buffet restaurant in Albuquerque, New Mexico, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $988,838 which resulted in a total net gain of $225,180. The total cost and accumulated depreciation of the interests sold was $792,515 and $28,857, respectively.

     During 1996, the Partnership sold 31.7210% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $461,077 which resulted in a total net gain of $87,281. The total cost and accumulated depreciation of the interests sold was $393,493 and $19,697, respectively.

     On January 10, 1997, the Partnership sold an additional 15.8515% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The
     Partnership  received  net  sale proceeds  of  approximately
     $221,000  which  resulted  in a net  gain  of  approximately
     $35,000.

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,422,701. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482.

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

     During 1996 and 1995, the Partnership distributed net sale proceeds of $100,570 and $486,375, respectively, to the
     Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.17 and $20.24 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $762,496 relating to the review of potential property acquisitions. Of these costs, $708,086 have been capitalized and allocated to land, building and equipment. The remaining costs of $54,410 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1996.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997          $  1,904,348
                       1998             1,931,719
                       1999             1,969,705
                       2000             2,004,457
                       2001             2,046,176
                       Thereafter      26,865,620
                                      -----------
                                     $ 36,722,025
                                      ===========

     There were no contingent rents recognized in 1996 or 1995.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                        1996          1995
       Tenants                      Industry

     The Snyder Group Company      Restaurant        $   458,587   $   453,839
     The Musicland Group, Inc.     Retail                399,482           N/A
     Renaissant Development
       Corporation                 Restaurant            298,425       197,633
     Huntington Restaurants
       Group, Inc.                 Restaurant            244,255           N/A
     JB's Restaurants, Inc.        Restaurant                N/A       162,500
     Southland Restaurant
       Development Company, L.L.C. Restaurant                N/A       143,548
     RTM Georgia, Inc.             Restaurant                N/A       138,000
                                                      -----------   -----------

     Aggregate rent revenue of major tenants         $ 1,400,749   $ 1,095,520
                                                      ===========   ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      65%           82%
                                                      ===========   ===========

(6)  Partners' Capital -

     Cash distributions of $21,355 and $20,438 were made to the General Partners and $1,919,995 and $1,905,001 were made to the Limited Partners for the years ended December 31, 1996 and 1995, respectively. The Limited Partners' distributions represent $80.62 and $80.10 per Limited Partnership Unit outstanding using 23,814 and 23,784 weighted average Units in 1996 and 1995, respectively. The distributions represent $67.03 and $58.09 per Unit of Net Income and $13.59 and $22.01 per Unit of return of contributed capital in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $99,565 and $481,512 of proceeds from property sales in 1996 and 1995, respectively.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(6)  Partners' Capital - (Continued)

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  1996, sixteen Limited Partners redeemed a  total  of
     216.2 Partnership Units for $194,115 in accordance with the Partnership Agreement. The Partnership acquired these Units using net cash flow from operations. In 1995, five Limited Partners redeemed a total of 131.5 Partnership Units for $118,350. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,014.70 per original $1,000 invested.

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         1996          1995

     Net Income for Financial
      Reporting Purposes                             $ 1,809,779   $ 1,514,804

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                                  53,434        16,652

     Amortization of Start-Up and
      Organization Costs                                 (55,606)      (30,449)

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes         (1,641)       (1,724)
                                                      -----------   -----------
           Taxable Income to Partners                $ 1,805,966   $ 1,499,283
                                                      ===========   ===========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                       1996            1995

     Partners' Capital for
      Financial Reporting Purposes                 $19,210,778     $19,536,464

     Adjusted Tax Basis of Investments
      in Real Estate Under Net Investments
      in Real Estate for Financial
      Reporting Purposes                                69,362          17,569

     Capitalized Start-Up Costs
      Under Section 195                                303,182         303,182

     Amortization of Start-Up and
      Organization Costs                               (99,210)        (43,604)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes               3,277,272       3,277,273
                                                    -----------     -----------
           Partners' Capital for
              Tax Reporting Purposes               $22,761,384     $23,090,884
                                                    ===========     ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       1996                       1995
                              Carrying        Fair      Carrying         Fair
                               Amount         Value      Amount          Value

     Cash                 $       110   $       110   $       999  $       999
     Money Market Funds     2,177,560     2,177,560     1,852,270    1,852,270
     Federal Agency Notes
      (held to maturity)            0             0     1,985,464    1,985,464
     Commercial Paper
      (held to maturity)            0             0       994,897      994,897
                           -----------   -----------   -----------  -----------
       Total Cash and
        Cash Equivalents  $ 2,177,670   $ 2,177,670   $ 4,833,630  $ 4,833,630
                           ===========   ===========   ===========  ===========

     The amortized cost basis of the federal agency notes and commercial paper, is not materially different from its carrying amount or fair value.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until September, 1997. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until September, 1997. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until September, 1996. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. Neither the General Partners nor their affiliates have purchased Limited Partnership Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1996.

Person or Entity                                      Amount Incurred From
  Receiving                   Form and Method     Inception (September 2, 1992)
 Compensation                 of Compensation         To December 31, 1996

AEI Incorporated  Selling Commissions equal to 8%          $ 2,398,039
                  of proceeds plus a 2% nonaccountable
                  expense allowance, most of which was
                  reallowed to Participating Dealers.

General Partners
and Affiliates    Reimbursement at Cost for other          $   884,013
                  Organization and Offering Costs.

General Partners
and Affiliates    Reimbursement at Cost for all            $   762,496
                  Acquisition Expenses

General Partners  1% of Net Cash Flow in any fiscal        $    48,898
                  year until the Limited Partners have
                  received annual, non-cumulative
                  distributions of Net Cash Flow equal
                  to 10% of their Adjusted Capital
                  Contributions and 10% of any remaining
                  Net Cash Flow in such fiscal year.

General Partners
and Affiliates    Reimbursement at Cost for all           $   852,092
                  Administrative Expenses attributable
                  to the Fund, including all expenses
                  related to management and disposition
                  of  the Fund's properties and all other
                  transfer agency, reporting, partner
                  relations and other administrative
                  functions.


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

 Person or Entity                                      Amount Incurred From
   Receiving                  Form and Method     Inception (September 2, 1992)
 Compensation                 of Compensation          To December 31, 1996

General Partners  1% of distributions of Net Proceeds      $    5,869
                  of Sale until Limited Partners have
                  received an amount equal to (a) their
                  Adjusted Capital Contributions,  plus
                  (b) an amount equal to 12% of their
                  Adjusted Capital Contributions per
                  annum, cumulative but not compounded,
                  to the extent not previously distributed.
                  10% of distributions of Net Proceeds of
                  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1996, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

             A.   Exhibits -
                                  Description

             3.1     Certificate  of   Limited
                     Partnership  (incorporated by  reference  to
                     Exhibit     3.1    of    the    registrant's
                     Registration  Statement on Form  SB-2  filed
                     with  the  Commission on  November  9,  1992
                     [File No. 3354354-C]).

             3.2     Limited    Partnership
                     Agreement  (incorporated  by  reference   to
                     Exhibit     3.2    of    the    registrant's
                     Registration  Statement on Form  SB-2  filed
                     with  the  Commission on  November  9,  1992
                     [File No. 3354354-C]).

             10.1    Form   of   Impoundment
                     Agreement  with Fidelity Bank  (incorporated
                     by   reference  to  Exhibit  10.1   of   the
                     registrant's Registration Statement on  Form
                     SB-2  filed with the Commission on  November
                     9, 1992 [File No. 3353354-C]).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

             (A)   Exhibits - (Continued)

                                   Description

             10.2    Net  Lease Agreement  dated
                     September  30, 1993 between the  Partnership
                     and   HTB   Restaurants,   Inc.   and   JB's
                     Restaurants,  Inc. relating to the  property
                     at   1528  Eubank,  N.E.,  Albuquerque,  New
                     Mexico   (incorporated   by   reference   to
                     Exhibit  A  of  Form  8-K  filed  with   the
                     Commission on October 8, 1993).

             10.3    Assignment of  Lease  dated
                     February  24,  1994 between the  Partnership
                     and  Bird  Food, Inc., and the Lease  Option
                     Agreement  dated October 5,  1983,  relating
                     to   the  property  at  3680  Citadel  Drive
                     North,     Colorado    Springs,     Colorado
                     (incorporated by reference to Exhibit A of Form 8-K filed with the Commission on March 8, 1994).

             10.4    Assignment of  Lease  dated
                     February  24,  1994 between the  Partnership
                     and  Retlen Corporation, Inc., and the Lease
                     Agreement  dated May 11, 1987,  relating  to
                     the   property   at  1410  Jamboree   Drive,
                     Colorado Springs, Colorado (incorporated by reference to Exhibit B of Form 8-K filed with the Commission on March 8, 1994).

             10.5    Net  Lease Agreement  dated
                     May  16,  1994  between the Partnership  and
                     RTM  Georgia, Inc. relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to Exhibit  10.11
                     of Form 10-KSB filed with the Commission on March 27, 1995).

             10.6    Net  Lease Agreement  dated
                     July  15,  1994 between the Partnership  and
                     Thomas  and  King,  Inc.  relating  to   the
                     property    at    3240   Towne    Boulevard,
                     Middletown, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-KSB filed with the Commission on March 27, 1995).

             10.7    Agreement   to    Joint
                     Acquisition of Property dated July 15,  1994
                     between    the    Partnership    and     AEI
                     Institutional  Net Lease  Fund  '93  Limited
                     Partnership  relating  to  the  property  at
                     3240   Towne  Boulevard,  Middletown,   Ohio
                     (incorporated by reference to Exhibit  10.13
                     of Form 10-KSB filed with the Commission on March 27, 1995).

             10.8    Net  Lease Agreement  dated
                     November  30,  1994 between the  Partnership
                     and   Renaissant   Development   Corporation
                     relating  to  the property at 4601  N.  10th
                     Street,  McAllen,  Texas  (incorporated   by
                     reference to Exhibit 10.16 of Form 10-KSB filed with the Commission on March 27,
                     1995).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

             (3)   Exhibits - (Continued)

                                  Description

             10.9    Net  Lease Agreement  dated
                     December  6,  1994 between  the  Partnership
                     and   Huntington  Restaurants  Group,   Inc.
                     relating   to  the  property  at  868   N.E.
                     Alsbury    Boulevard,    Burleson,     Texas
                     (incorporated by reference to Exhibit  10.17
                     of Form 10-KSB filed with the Commission on March 27, 1995).

            10.10    Net  Lease  Agreement
                     dated   January   17,   1995   between   the
                     Partnership    and   Southland    Restaurant
                     Development Company, L.L.C. relating to  the
                     property  at 5630 Johnson Street, Lafayette,
                     Louisiana  (incorporated  by  reference   to
                     Exhibit 10.18 of Form 10-KSB filed with the Commission on March 27, 1995).

            10.11    Purchase and Leaseback
                     Commitment dated March 21, 1995 between  AEI
                     Fund     Management,    Inc.,     Renaissant
                     Development  Corporation,  and  Anthony  and
                     Estella Alvarez relating to the property  at
                     2960   Boca  Chica  Boulevard,  Brownsville,
                     Texas  (incorporated by reference to Exhibit
                     10.14   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

            10.12    Purchase and Leaseback
                     Commitment  dated  May 1, 1995  between  the
                     Partnership   and   Huntington   Restaurants
                     Group,  Inc.  relating to  the  property  at
                     1505  William D. Tate Boulevard,  Grapevine,
                     Texas  (incorporated by reference to Exhibit
                     10.15   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

            10.13    Construction   Loan
                     Commitment  dated  May 1, 1995  between  the
                     Partnership   and   Huntington   Restaurants
                     Group,  Inc.  relating to  the  property  at
                     1505  William D. Tate Boulevard,  Grapevine,
                     Texas  (incorporated by reference to Exhibit
                     10.16   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

            10.14    Promissory Note  dated
                     May  5,  1995  between the  Partnership  and
                     Huntington Restaurants Group, Inc.  relating
                     to  the  property  at 1505 William  D.  Tate
                     Boulevard,  Grapevine,  Texas  (incorporated
                     by   reference  to  Exhibit  10.17  of  Form
                     10-KSB  filed with the Commission  on  March
                     21, 1996).

            10.15    Purchase   Agreement
                     dated    August   4,   1995   between    the
                     Partnership  and Bruce R. Logan relating  to
                     the   property   at   1528   Eubank,   N.E.,
                     Albuquerque, New Mexico (incorporated by reference to Exhibit 10.18 of Form 10-KSB filed with the Commission on March 21,
                     1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

             (3)   Exhibits - (Continued)

                             Description

          10.16      Amendment to Sale  and
                     Leaseback Financing Commitment dated  August
                     11,  1995 between the Partnership, AEI  Fund
                     Management,  Inc. and Renaissant Development
                     Corporation  relating  to  the  property  at
                     2960   Boca  Chica  Boulevard,  Brownsville,
                     Texas  (incorporated by reference to Exhibit
                     10.19   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

          10.17      Contruction    Loan
                     Commitment  dated  August 11,  1995  between
                     AEI  Fund  Management, Inc.  and  Ristoranti
                     Karlo,  Inc.  relating to  the  property  at
                     4522     Kenny    Road,    Columbus,    Ohio
                     (incorporated by reference to Exhibit  10.20
                     of Form 10-KSB filed with the Commission on March 21, 1996).

          10.18      Sale  and  Leaseback
                     Financing Commitment dated August  11,  1995
                     between   AEI  Fund  Management,  Inc.   and
                     Ristoranti  Karlo,  Inc.  relating  to   the
                     property at 4522 Kenny Road, Columbus,  Ohio
                     (incorporated by reference to Exhibit  10.21
                     of Form 10-KSB filed with the Commission on March 21, 1996).

          10.19      Property  Co-Tenancy
                     Ownership  Agreement dated August  21,  1995
                     between  the Partnership and Bruce R.  Logan
                     relating  to  the property at  1528  Eubank,
                     N.E.,  Albuquerque, New Mexico (incorporated
                     by   reference  to  Exhibit  10.22  of  Form
                     10-KSB  filed with the Commission  on  March
                     21, 1996).

          10.20      Net  Lease  Agreement
                     dated   August   30,   1995   between    the
                     Partnership   and   Renaissant   Development
                     Corporation  relating  to  the  property  at
                     2960   Boca  Chica  Boulevard,  Brownsville,
                     Texas  (incorporated by reference to Exhibit
                     10.23   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

          10.21      Sale  and  Leaseback
                     Financing  Commitment  dated  September   5,
                     1995  between AEI Fund Management, Inc.  and
                     Americana Dining Corporation relating to the property at 5835 Landerbrook Drive, Lyndhurst, Ohio (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed with the Commission on March 21, 1996).

          10.22      Purchase   Agreement
                     dated   September  22,  1995   between   the
                     Partnership    and   Highgrove    Consulting
                     Agency,  Inc.  relating to the  property  at
                     1528  Eubank, N.E., Albuquerque, New  Mexico
                     (incorporated by reference to Exhibit  10.25
                     of Form 10-KSB filed with the Commission on March 21, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

             (3)   Exhibits - (Continued)

                              Description

          10.23      Amendment to Sale  and
                     Leaseback    Financing   Commitment    dated
                     October  17,  1995 between the  Partnership,
                     AEI  Fund  Management, Inc.  and  Ristoranti
                     Karlo,  Inc.  relating to  the  property  at
                     4522     Kenny    Road,    Columbus,    Ohio
                     (incorporated by reference to Exhibit  10.26
                     of Form 10-KSB filed with the Commission on March 21, 1996).

          10.24      Amendment     to
                     Construction  Loan Commitment dated  October
                     17,  1995 between the Partnership, AEI  Fund
                     Management, Inc. and Ristoranti Karlo,  Inc.
                     relating  to  the  property  at  4522  Kenny
                     Road,   Columbus,   Ohio  (incorporated   by
                     reference to Exhibit 10.27 of Form 10-KSB filed with the Commission on March 21,
                     1996).

          10.25      Property  Co-Tenancy
                     Ownership Agreement dated October  18,  1995
                     between   the   Partnership  and   Highgrove
                     Consulting Agency, Inc. relating to the property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed with the Commission on March 21, 1996).

          10.26      Purchase   Agreement
                     dated   October   20,   1995   between   the
                     Partnership  and The Mark A.  Benson  Living
                     Trust  relating  to  the  property  at  1528
                     Eubank,   N.E.,  Albuquerque,   New   Mexico
                     (incorporated by reference to Exhibit  10.29
                     of Form 10-KSB filed with the Commission on March 21, 1996).

          10.27      Property  Co-Tenancy
                     Ownership Agreement dated October  20,  1995
                     between  the  Partnership and  The  Mark  A.
                     Benson   Living   Trust  relating   to   the
                     property  at 1528 Eubank, N.E., Albuquerque,
                     New Mexico (incorporated by reference to Exhibit 10.30 of Form 10-KSB filed with the Commission on March 21, 1996).

          10.28      Net  Lease  Agreement
                     dated   November   21,  1995   between   the
                     Partnership   and   Huntington   Restaurants
                     Group,  Inc.  relating to  the  property  at
                     1505  William D. Tate Boulevard,  Grapevine,
                     Texas  (incorporated by reference to Exhibit
                     10.31   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

          10.29      Amendment to Sale  and
                     Leaseback    Financing   Commitment    dated
                     November  30,  1995 between the Partnership,
                     AEI  Fund  Management,  Inc.  and  Americana
                     Dining  Corporation relating to the property
                     at  5835 Landerbrook Drive, Lyndhurst,  Ohio
                     (incorporated by reference to Exhibit  10.32
                     of Form 10-KSB filed with the Commission on March 21, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

             (3)   Exhibits - (Continued)

                               Description

         10.30       Purchase   Agreement
                     dated   December   2,   1995   between   the
                     Partnership   and  The  Joan  Koller   Trust
                     relating  to  the property at  1528  Eubank,
                     N.E.,  Albuquerque, New Mexico (incorporated
                     by   reference  to  Exhibit  10.33  of  Form
                     10-KSB  filed with the Commission  on  March
                     21, 1996).

         10.31       Property  Co-Tenancy
                     Ownership Agreement dated December  6,  1995
                     between the Partnership and The Joan  Koller
                     Trust  relating  to  the  property  at  1528
                     Eubank,   N.E.,  Albuquerque,   New   Mexico
                     (incorporated by reference to Exhibit  10.34
                     of Form 10-KSB filed with the Commission on March 21, 1996).

         10.32       Purchase   Agreement
                     dated   November   16,  1995   between   the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund  XIX Limited Partnership, AEI Income  &
                     Growth Fund XXI Limited Partnership and  The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370 153rd Street West,  Apple
                     Valley,    Minnesota    (incorporated     by
                     reference to Exhibit 10.35 of Form 10-KSB filed with the Commission on March 21,
                     1996).

          10.33      Lease Agreement  dated
                     December  21,  1995 between the Partnership,
                     AEI  Net  Lease  Income &  Growth  Fund  XIX
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund   XXI  Limited  Partnership,  and   The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370 153rd Street West,  Apple
                     Valley,    Minnesota    (incorporated     by
                     reference to Exhibit 10.36 of Form 10-KSB filed with the Commission on March 21,
                     1996).

          10.34      Promissory  Note  and
                     Open-End  Mortgage Agreement dated  December
                     29,   1995   between  the  Partnership   and
                     Ristoranti  Karlo,  Inc.  relating  to   the
                     property at 4522 Kenny Road, Columbus,  Ohio
                     (incorporated by reference to Exhibit  10.37
                     of Form 10-KSB filed with the Commission on March 21, 1996).

          10.35      Purchase   Agreement
                     dated   January   10,   1996   between   the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund  XIX Limited Partnership, AEI Income  &
                     Growth  Fund XXI and TKC X, LLC relating  to
                     the   property   at  11415  Carolina   Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to Exhibit  10.38
                     of Form 10-KSB filed with the Commission on March 21, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

             (3)   Exhibits - (Continued)

                                 Description

          10.36      Net  Lease  Agreement
                     dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 10, 1996).

          10.37      Purchase  and   Sale
                     Agreement  dated  January 10,  1996  between
                     the  Partnership,  AEI Net  Lease  Income  &
                     Growth  Fund  XIX  Limited Partnership,  AEI
                     Income    &   Growth   Fund   XXI    Limited
                     Partnership, and TKC X, LLC relating to  the
                     Garden  Ridge  store  in  Pineville,   North
                     Carolina   (incorporated  by  reference   to
                     Exhibit  10.2  of Form 8-K  filed  with  the
                     Commission on April 10, 1996).

          10.38      First  Amendment   to
                     Lease  Agreement dated March 1, 1996 between
                     TKC  X,  LLC and Garden Ridge, L.P. relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 10, 1996).

          10.39      Assignment    and
                     Assumption  of  Lease dated March  28,  1996
                     between  the  Partnership,  AEI  Net   Lease
                     Income    &   Growth   Fund   XIX    Limited
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited   Partnership,  and   TKC   X,   LLC
                     relating  to the property at 11415  Carolina
                     Place  Parkway,  Pineville,  North  Carolina
                     (incorporated by reference to  Exhibit  10.4
                     of Form 8-K filed with the Commission on April 10, 1996).

          10.40      Net  Lease  Agreement
                     dated    April   10,   1996   between    the
                     Partnership,   Robert   P.   Johnson,    AEI
                     Institutional  Net Lease  Fund  '93  Limited
                     Partnership     and     Americana     Dining
                     Corporation  relating  to  the  property  at
                     5835   Landerbrook  Drive,  Lyndhurst,  Ohio
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 17, 1996).

          10.41      Purchase   Agreement
                     dated   September  10,  1996   between   the
                     Partnership  and  the  Margaret   E.   Brust
                     Irrevocable  Trust relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 13, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

            (3)   Exhibits - (Continued)

                            Description

         10.42       Property  Co-Tenancy
                     Ownership  Agreement  dated  September   27,
                     1996   between  the  Partnership   and   the
                     Margaret   E.   Brust   Irrevocable    Trust
                     relating to the property at 4950 South  Cobb
                     Drive,  Smyrna,  Georgia  (incorporated   by
                     reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 13,
                     1996).

         10.43       Surrender     and
                     Termination   of   Lease   Agreement   dated
                     November  22,  1996 between the Partnership,
                     AEI  Net  Lease  Income &  Growth  Fund  XIX
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund   XXI  Limited  Partnership   and   The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370  W. 153rd  Street,  Apple
                     Valley, Minnesota.

         10.44       Purchase   Agreement
                     dated   October   21,   1996   between   the
                     Partnership  and the John J.  Zeller  Living
                     Trust  relating  to  the  property  at  4950
                     South Cobb Drive, Smyrna, Georgia.

         10.45       Property  Co-Tenancy
                     Ownership Agreement dated December  6,  1996
                     between  the  Partnership and  the  John  J.
                     Zeller   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia.

         10.46       Purchase   Agreement
                     dated   December   27,  1996   between   the
                     Partnership  and the Mark A.  Benson  Living
                     Trust  relating  to  the  property  at  4950
                     South Cobb Drive, Smyrna, Georgia.

         10.47       Property  Co-Tenancy
                     Ownership Agreement dated January  10,  1997
                     between  the  partnership and  the  Mark  A.
                     Benson   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia.

            27       Financial Data Schedule for
                     period ended December 31, 1996.

              B.   Reports on Form 8-K - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AEI NET LEASE INCOME & GROWTH FUND XX
                        Limited Partnership
                        By: AEI Fund Management XX, Inc.
                        Its Managing General Partner



March 21, 1997          By:  /s/ Robert P Johnson
                                 Robert  P. Johnson,President and Director
                                 (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                            Date


/s/ Robert P Johnson   President (Principal Executive Officer)  March 21, 1997
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E Larson      Executive Vice President, Treasurer      March 21, 1997
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)