Form 10QSB
period 1997-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1997-05-15
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                         1997          1996

CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 2,310,864    $ 2,177,670
  Receivables                                            38,721             95
                                                     -----------    -----------
      Total Current Assets                            2,349,585      2,177,765
                                                     -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                6,727,436      6,809,341
  Buildings and Equipment                            11,311,705     11,426,434
  Property Acquisition Costs                             59,657         54,410
  Accumulated Depreciation                             (800,208)      (710,971)
                                                     -----------    -----------
      Net Investments in Real Estate                 17,298,590     17,579,214
                                                     -----------    -----------
            Total  Assets                           $19,648,175    $19,756,979
                                                     ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    43,460    $    77,446
  Distributions Payable                                 468,620        468,755
  Unearned Rent                                          36,100              0
                                                     -----------    -----------
      Total Current Liabilities                         548,180        546,201
                                                     -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (15,941)       (14,833)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,652 Units outstanding                          19,115,936     19,225,611
                                                     -----------    -----------
      Total Partners' Capital                        19,099,995     19,210,778
                                                     -----------    -----------
        Total Liabilities and Partners' Capital     $19,648,175    $19,756,979
                                                     ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1997           1996

INCOME:
   Rent                                            $   477,349     $   428,975
   Investment Income                                    30,741          75,692
                                                    -----------     -----------
        Total Income                                   508,090         504,667
                                                    -----------     -----------

EXPENSES:
   Partnership   Administration  -  Affiliates          50,676          66,683
   Partnership Administration and Property
      Management - Unrelated Parties                    22,314          11,107
   Depreciation                                         99,726          81,746
                                                    -----------     -----------
        Total Expenses                                 172,716         159,536
                                                    -----------     -----------

OPERATING INCOME                                       335,374         345,131

GAIN ON SALE OF REAL ESTATE                             38,692               0

MINORITY INTEREST IN OPERATING INCOME                        0         (20,723)
                                                    -----------     -----------

NET INCOME                                         $   374,066     $   324,408
                                                    ===========     ===========

NET INCOME ALLOCATED:
   General Partners                                $     3,741     $     3,244
   Limited Partners                                    370,325         321,164
                                                    -----------     -----------
                                                   $   374,066     $   324,408
                                                    ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,652 and 23,869 weighted average Units
 outstanding in 1997 and 1996, respectively)       $     15.66     $     13.46
                                                    ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                      $   374,066   $   324,408

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         99,726        81,746
     Gain on Sale of Real Estate                         (38,692)            0
     Increase in Receivables                             (38,626)      (79,118)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (33,986)      (33,778)
     Increase in Unearned Rent                            36,100             0
     Minority Interest                                         0        (3,597)
                                                      -----------   ----------
        Total Adjustments                                 24,522       (34,747)
                                                      -----------   ----------
        Net Cash Provided By
        Operating Activities                             398,588       289,661
                                                      -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                             (5,248)   (1,900,753)
   Proceeds from Sale of Real Estate                     224,838             0
                                                      -----------   ----------
        Net Cash Provided By (Used For)
        Investing Activities                             219,590    (1,900,753)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        (135)            0
   Distributions to Partners                            (484,849)     (484,847)
                                                      -----------   -----------
        Net Cash Used For
        Financing Activities                            (484,984)     (484,847)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  133,194    (2,095,939)

CASH AND CASH EQUIVALENTS,
   beginning of period                                 2,177,670     4,833,630
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS,
   end of period                                     $ 2,310,864   $ 2,737,691
                                                      ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995 $  (11,576)  $19,548,040   $19,536,464    23,868.50

  Distributions                (4,849)     (479,998)     (484,847)

  Net Income                    3,244       321,164       324,408
                            ----------   -----------   -----------  ----------
BALANCE, March 31, 1996    $  (13,181)  $19,389,206   $19,376,025    23,868.50
                            ==========   ===========   ===========  ==========


BALANCE, December 31, 1996 $  (14,833)  $19,225,611   $19,210,778    23,652.30

  Distributions                (4,849)     (480,000)     (484,849)

  Net Income                    3,741       370,325       374,066
                            ----------   -----------   -----------  ----------
BALANCE, March 31, 1997    $  (15,941)  $19,115,936   $19,099,995    23,652.30
                            ==========   ===========   ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at March 31, 1997 are as follows:

                                      Buildings and               Accumulated
Property                      Land      Equipment      Total      Depreciation

HomeTown Buffet,
   Albuquerque, NM      $   241,960  $   289,371   $   531,331    $   33,760
Red Robin,
   Colorado Springs, CO     979,057    1,323,210     2,302,267       137,834
Red Robin,
   Colorado Springs, CO     721,168    1,034,273     1,755,441       107,737
Arby's/Mrs. Winner's,
   Smyrna, GA               270,896      379,457       650,353        37,556
Applebee's, Middletown, OH  330,557      765,405     1,095,962        80,726
Denny's, Burleson, TX       374,721      548,759       923,480        43,943
Applebee's, McAllen, TX     463,553      856,551     1,320,104        76,082
Applebee's, Lafayette, LA   416,197      760,362     1,176,559        60,005
Applebee's, Brownsville, TX 523,042      855,694     1,378,736        53,342
Denny's, Grapevine, TX      722,668      632,053     1,354,721        30,616
Media Play, Apple Valley,MN 425,360      997,341     1,422,701        44,232
Garden Ridge, Pineville, NC 540,354    1,126,738     1,667,092        37,558
Champps, Lyndhurst, OH      717,903    1,742,491    2,460,394         56,817
                         -----------  -----------  -----------    -----------
                        $ 6,727,436  $11,311,705  $18,039,141    $   800,208
                         ===========  ===========  ===========    ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     On March 28, 1996, the Partnership purchased a 18.50% interest in a Garden Ridge store in Pineville, North Carolina for $1,667,092. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $174,319. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

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

     On April 21, 1997, the Partnership purchased a 37% interest in a parcel of land in Schaumburg, Illinois for approximately $654,000. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $50,000. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $1,587,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $170,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     On January 10, 1997, the Partnership sold an additional 15.8515% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of $224,838 which resulted in a net gain of $38,692. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $196,635 and $10,489, respectively.

     On April 21, 1997, the Partnership sold an additional 13.4236% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The
     Partnership  received  net  sale proceeds  of  approximately
     $189,000  which  resulted  in a net  gain  of  approximately
     $32,000.

     During 1996, the Partnership distributed net sale proceeds of $100,570 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.17 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,422,701. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited
     Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

     The Partnership has incurred net costs of $767,743 relating to the review of potential property acquisitions. Of these costs, $708,086 have been capitalized and allocated to land, building and equipment. The remaining costs of $59,657 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $477,349 and $428,975, respectively. During the same periods, the Partnership also earned $30,741 and $75,692 in investment income from subscription proceeds which were invested in short-term money market accounts, commercial paper, federal agency notes, and construction advances. This investment income constituted 6% and 15% of total income for the three months ended March 31, 1997 and 1996, respectively. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

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

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $50,676 and $66,683, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,314 and $11,107, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1997, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On March 28, 1996, the Partnership purchased a 18.50% interest in a Garden Ridge store in Pineville, North Carolina for $1,667,092. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $174,319. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

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

        On April 21, 1997, the Partnership purchased a 37% interest in a parcel of land in Schaumburg, Illinois for approximately $654,000. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $50,000. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $1,587,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $170,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         During  1996,  the  Partnership  sold  31.7210%  of  the
Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $461,077 which resulted in a total net gain of $87,281. The total cost and accumulated depreciation of the interests sold was $393,493 and $19,697, respectively.

        On January 10, 1997, the Partnership sold an additional 15.8515% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of $224,838 which resulted in a net gain of $38,692. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $196,635 and $10,489, respectively.

        On April 21, 1997, the Partnership sold an additional 13.4236% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of approximately $189,000 which resulted in a net gain of approximately $32,000.

       During 1996, the Partnership distributed net sale proceeds of $100,570 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.17 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

           10.1  Purchase Agreement dated  April  15,
                 1997  between  the Partnership  and  Anton
                 Kuster, Jr. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia.

           10.2  Property   Co-Tenancy    Ownership
                 Agreement dated April 21, 1997 between the Partnership and Anton Kuster, Jr.
                 relating  to  the property at  4950  South
                 Cobb Drive, Smyrna, Georgia.

           10.3  Development   Financing   Agreement
                 dated   April   21,   1997   between   the
                 Partnership, AEI Income & Growth Fund  XXI
                 Limited  Partnership, Net Lease  Income  &
                 Growth  Fund 84-A Limited Partnership  and
                 Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg,
                 Illinois.

           10.4  Net Lease Agreement dated April  21,
                 1997  between the Partnership, AEI  Income
                 &  Growth  Fund  XXI Limited  Partnership,
                 Net   Lease  Income  &  Growth  Fund  84-A
                 Limited     Partnership    and     Champps
                 Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois.

            27   Financial Data Schedule  for  period
                 ended March 31, 1997.

          b.   Reports filed on Form 8-K - None.


                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1997          AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)