Form 10QSB
period 1997-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1997-08-13
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

         Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                     1997             1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,714,716      $ 2,177,670
  Receivables                                         48,431               95
                                                  -----------      -----------
      Total Current Assets                         1,763,147        2,177,765
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             7,238,754        6,809,341
  Buildings and Equipment                         11,214,549       11,426,434
  Construction in Progress                            59,241                0
  Property Acquisition Costs                          56,312           54,410
  Accumulated Depreciation                          (889,208)        (710,971)
                                                  -----------      -----------
      Net Investments in Real Estate              17,679,648       17,579,214
                                                  -----------      -----------
            Total  Assets                        $19,442,795      $19,756,979
                                                  ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    43,673      $    77,446
  Distributions Payable                              468,338          468,755
  Unearned Rent                                       14,527                0
                                                  -----------      -----------
      Total Current Liabilities                      526,538          546,201
                                                  -----------      -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (17,778)         (14,833)
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,652 Units outstanding                    18,934,035       19,225,611
                                                  -----------      -----------
      Total Partners' Capital                     18,916,257       19,210,778
                                                  -----------      -----------
       Total Liabilities and Partners' Capital   $19,442,795      $19,756,979
                                                  ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                   Three Months Ended       Six Months Ended
                                  6/30/97      6/30/96    6/30/97      6/30/96

INCOME:
   Rent                        $  472,339   $  520,041  $  949,688  $  949,016
   Investment Income               25,848       40,552      56,589     116,244
                                ----------   ----------  ----------  ----------
        Total Income              498,187      560,593   1,006,277   1,065,260
                                ----------   ----------  ----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                    70,475       44,083     121,151     110,766
   Partnership Administration
     and Property Management -
     Unrelated Parties             27,888       12,837      50,202      23,944
   Depreciation                    98,715      100,067     198,441     181,813
                                ----------   ----------  ----------  ----------
        Total Expenses            197,078      156,987     369,794     316,523
                                ----------   ----------  ----------  ----------

OPERATING INCOME                  301,109      403,606     636,483     748,737

GAIN ON SALE OF REAL ESTATE             2            0      38,694           0

MINORITY INTEREST IN
  OPERATING INCOME                      0      (22,656)          0     (43,379)
                                ----------   ----------  ----------  ----------

NET INCOME                     $  301,111   $  380,950  $  675,177  $  705,358
                                ==========   ==========  ==========  ==========

NET INCOME ALLOCATED:
   General Partners            $    3,011   $    3,809  $    6,752  $    7,053
   Limited Partners               298,100      377,141     668,425     698,305
                                ----------   ----------  ----------  ----------
                               $  301,111   $  380,950  $  675,177  $  705,358
                                ==========   ==========  ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (23,652 and 23,869 weighted average
   Units outstanding in 1997 and 1996,
   respectively)               $    12.60   $    15.80  $    28.26  $    29.26
                                ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   675,177    $   705,358

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      198,441        181,813
     Gain on Sale of Real Estate                       (38,694)             0
     Increase in Receivables                           (48,336)       (32,343)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (33,773)       (17,671)
     Increase in Unearned Rent                          14,527         34,862
     Minority Interest                                       0         (6,924)
                                                    -----------    -----------
        Total Adjustments                               92,165        159,737
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           767,342        865,095
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (714,900)    (3,850,061)
   Proceeds from Sale of Real Estate                   454,719              0
                                                    -----------    -----------
        Net Cash Used For
        Investing Activities                          (260,181)    (3,850,061)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                      (417)             0
   Distributions to Partners                          (969,698)      (969,694)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (970,115)      (969,694)
                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (462,954)    (3,954,660)

CASH AND CASH EQUIVALENTS, beginning of period       2,177,670      4,833,630
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period           $ 1,714,716    $   878,970
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                      Limited
                                                                    Partnership
                              General      Limited                     Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $  (11,576)  $19,548,040  $19,536,464    23,868.50

  Distributions                 (9,697)     (959,997)    (969,694)

  Net Income                     7,053       698,305      705,358
                             ----------   -----------  -----------  ----------
BALANCE, June 30, 1996      $  (14,220)  $19,286,348  $19,272,128    23,868.50
                             ==========   ===========  ===========  ==========


BALANCE, December 31, 1996  $  (14,833)  $19,225,611  $19,210,778    23,652.30

  Distributions                 (9,697)     (960,001)    (969,698)

  Net Income                     6,752       668,425      675,177
                             ----------   -----------  -----------  ----------
BALANCE, June 30, 1997      $  (17,778)  $18,934,035  $18,916,257    23,652.30
                             ==========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at June 30, 1997 are as follows:

                                       Buildings and               Accumulated
Property                     Land        Equipment        Total    Depreciation

HomeTown Buffet,
   Albuquerque, NM        $   241,960   $   289,371   $   531,331  $    36,171
Red Robin,
   Colorado Springs, CO       905,980     1,323,210     2,229,190      148,861
Red Robin,
   Colorado Springs, CO       721,168     1,034,273     1,755,441      116,356
Arby's/Mrs. Winner's,
   Smyrna, GA                 201,535       282,301       483,836       30,399
Applebee's, Middletown, OH    330,557       765,405     1,095,962       88,178
Denny's, Burleson, TX         374,721       548,759       923,480       48,737
Applebee's, McAllen, TX       463,553       856,551     1,320,104       84,382
Applebee's, Lafayette, LA     416,197       760,362     1,176,559       66,799
Applebee's, Brownsville, TX   523,042       855,694     1,378,736       61,764
Denny's, Grapevine, TX        722,668       632,053     1,354,721       36,183
Media Play, Apple Valley, MN  425,360       997,341     1,422,701       52,793
Garden Ridge, Pineville, NC   540,354     1,126,738     1,667,092       46,947
Champps, Lyndhurst, OH        717,903     1,742,491     2,460,394       71,638
Champps, Schaumburg, IL       653,756             0       653,756            0
                           -----------   -----------   -----------  -----------
                          $ 7,238,754   $11,214,549   $18,453,303  $   889,208
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

     On April 21, 1997, the Partnership purchased a 37% interest in a parcel of land in Schaumburg, Illinois for $653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $1,587,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $170,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

     Through June 30, 1997, the Partnership sold 60.9961% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $871,086 which resulted in a total net gain of $154,342. The total cost and related accumulated depreciation of the interests sold was $756,645 and $39,901, respectively. For the six months ended June 30, 1997, the net gain was $67,061.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $44,710 which resulted in a net loss of $28,367. The original cost of the parcel of land was $73,077. The Partnership believes the state of Colorado has undervalued the land and is currently negotiating to receive additional proceeds.

     During the first six months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $65,377 and $100,570, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.74 and $4.17 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

     The Partnership has incurred net costs of $764,398 relating to the review of potential property acquisitions. Of these costs, $708,086 have been capitalized and allocated to land, building and equipment. The remaining costs of $56,312 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $949,688 and $949,016, respectively. During the same periods, the Partnership earned investment income of $56,589 and $116,244, respectively. This investment income constituted 6% and 11% of total income for the six months ended June 30, 1997 and 1996, respectively. The percentage of total income represented by investment income declines as proceeds are invested in properties.

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

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $121,151 and $110,766, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $50,202 and $23,944, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play situation discussed above.

        As of June 30, 1997, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        On April 21, 1997, the Partnership purchased a 37% interest in a parcel of land in Schaumburg, Illinois for
$653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $1,587,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $170,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through June 30, 1997, the Partnership sold 60.9961% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $871,086 which resulted in a total net gain of $154,342. The total cost and related accumulated depreciation of the interests sold was $756,645 and $39,901, respectively. For the six months ended June 30, 1997, the net gain was $67,061.

        In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $44,710 which resulted in a net loss of $28,367. The original cost of the parcel of land was $73,077. The Partnership believes the state of Colorado has undervalued the land and is currently negotiating to receive additional proceeds.

       During the first six months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $65,377 and $100,570, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.74 and $4.17 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                          Description

            27    Financial Data Schedule  for  period
                  ended June 30, 1997.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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