Form 10QSB
period 1997-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1997-11-13
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                       1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,108,818     $ 2,177,670
  Receivables                                          28,878              95
                                                   -----------     -----------
      Total Current Assets                          2,137,696       2,177,765
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              7,067,612       6,809,341
  Buildings and Equipment                          10,945,158      11,426,434
  Construction in Progress                            217,412               0
  Property Acquisition Costs                           60,299          54,410
  Accumulated Depreciation                           (955,767)       (710,971)
                                                   -----------     -----------
      Net Investments in Real Estate               17,334,714      17,579,214
                                                   -----------     -----------
            Total Assets                          $19,472,410     $19,756,979
                                                   ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   101,243     $    77,446
  Distributions Payable                               424,431         468,755
  Unearned Rent                                        43,490               0
                                                   -----------     -----------
      Total Current Liabilities                       569,164         546,201
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (17,908)        (14,833)
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,652 Units outstanding                     18,921,154      19,225,611
                                                   -----------     -----------
  Total Partners' Capital                          18,903,246      19,210,778
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $19,472,410     $19,756,979
                                                   ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                9/30/97        9/30/96     9/30/97     9/30/96

INCOME:
   Rent                    $  473,724    $   525,527   $ 1,423,412  $ 1,474,543
   Investment Income           25,412         43,383       82,001       159,627
                            ----------     -----------  -----------  ----------
        Total Income          499,136        568,910    1,505,413     1,634,170
                            ----------     -----------  -----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                66,354         60,315      187,505       171,081
   Partnership Administration
     and Property Management -
     Unrelated Parties         30,425          6,973       80,627        30,917
   Depreciation                98,041        102,210      296,482       284,023
                            ----------     ----------   ----------   ----------
        Total Expenses        194,820        169,498      564,614       486,021
                            ----------     ----------   ----------   ----------

OPERATING INCOME              304,316        399,412      940,799     1,148,149

GAIN ON SALE OF REAL ESTATE   122,066         35,944      160,760        35,944

MINORITY INTEREST IN
  OPERATING INCOME                  0        (23,047)           0       (66,426)
                            ---------      ----------   ----------   ----------

NET INCOME                 $  426,382     $  412,309   $ 1,101,559  $ 1,117,667
                            =========      ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners        $    4,264     $    4,124   $    11,016  $   11,177
   Limited Partners           422,118        408,185     1,090,543   1,106,490
                            ---------      ----------   ----------   ----------
                           $  426,382     $  412,309   $ 1,101,559  $1,117,667
                            =========      ==========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,652 and 23,869 weighted
 average Units outstanding in 1997
 and 1996, respectively)   $    17.85     $    17.10   $    46.11   $    46.36
                            =========      =========    =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $ 1,101,559      $ 1,117,667

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    296,482          284,023
     Gain on Sale of Real Estate                    (160,760)         (35,944)
     Increase in Receivables                         (28,783)         (24,511)
     Increase in Payable to
        AEI Fund Management, Inc.                     23,797            7,558
     Increase in Unearned Rent                        43,490           34,862
     Minority Interest                                     0          (11,812)
                                                  -----------      -----------
        Total Adjustments                            174,226          254,176
                                                  -----------      -----------
        Net Cash Provided By
        Operating Activities                       1,275,785        1,371,843
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (877,057)      (3,854,189)
   Proceeds from Sale of Real Estate                 985,835          181,496
                                                  -----------      -----------
        Net Cash Provided By (Used For)
        Investing Activities                         108,778       (3,672,693)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (44,324)               0
    Distributions to Partners                     (1,409,091)      (1,454,541)
                                                  -----------      -----------
        Net Cash Used For
         Financing Activities                     (1,453,415)      (1,454,541)
                                                  -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (68,852)      (3,755,391)

CASH AND CASH EQUIVALENTS, beginning of period     2,177,670        4,833,630
                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, end of period         $ 2,108,818      $ 1,078,239
                                                  ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                       Limited
                                                                    Partnership
                                General      Limited                    Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995   $ (11,576)   $19,548,040  $19,536,464    23,868.50

  Distributions                (14,545)    (1,439,996)  (1,454,541)

  Net Income                    11,177      1,106,490    1,117,667
                              ---------    -----------  -----------  ----------
BALANCE, September 30, 1996  $ (14,944)   $19,214,534  $19,199,590    23,868.50
                              =========    ===========  ===========  ==========


BALANCE, December 31, 1996   $ (14,833)   $19,225,611  $19,210,778    23,652.30

  Distributions                (14,091)    (1,395,000)  (1,409,091)

  Net Income                    11,016      1,090,543    1,101,559
                              ---------    -----------  -----------  ----------
BALANCE, September 30, 1997  $ (17,908)   $18,921,154  $18,903,246    23,652.30
                              =========    ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at September 30, 1997 are as follows:

                                    Buildings and                Accumulated
Property                       Land      Equipment      Total      Depreciation

HomeTown Buffet,
 Albuquerque, NM          $   241,960  $   289,371   $   531,331    $   38,583
Red Robin,
 Colorado Springs, CO         905,980    1,323,210     2,229,190       159,888
Red Robin,
 Colorado Springs, CO         721,168    1,034,273     1,755,441       124,975
Arby's/Mrs. Winner's,
 Smyrna, GA                    62,822       87,998       150,820        10,182
Applebee's, Middletown, OH    298,128      690,317       988,445        86,248
Denny's, Burleson, TX         374,721      548,759       923,480        53,531
Applebee's, McAllen, TX       463,553      856,551     1,320,104        92,682
Applebee's, Lafayette, LA     416,197      760,362     1,176,559        73,592
Applebee's, Brownsville, TX   523,042      855,694     1,378,736        70,186
Denny's, Grapevine, TX        722,668      632,053     1,354,721        41,749
Media Play, Apple Valley, MN  425,360      997,341     1,422,701        61,354
Garden Ridge, Pineville, NC   540,354    1,126,738     1,667,092        56,337
Champps, Lyndhurst, OH        717,903    1,742,491     2,460,394        86,460
Champps, Schaumburg, IL       653,756            0       653,756             0
                            ----------  ----------     ----------    ----------
                           $7,067,612  $10,945,158    $18,012,770   $  955,767
                            ==========  ==========     ==========    ==========


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

     On April 10, 1996, the Partnership purchased a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio for $2,460,394. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $258,886. The remaining interests in the property were purchased by the Individual General Partner of the Partnership, and AEI Institutional Net Lease Fund '93, an affiliate of the Partnership.

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

     On April 21, 1997, the Partnership purchased a 37% interest in a parcel of land in Schaumburg, Illinois for $653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the Partnership had advanced
     $158,170  for  the  construction of  the  property  and  was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,587,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $170,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

     Through September 30, 1997, the Partnership sold 87.8418% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,270,244 which resulted in a total net gain of $242,586. The total cost and related accumulated depreciation of the interests sold was $1,089,660 and $62,002, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $155,305 and $35,944, respectively.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     On September 30, 1997, the Partnership sold a 9.21838% interest in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of $135,839 which resulted in a net gain of $37,703. The total cost and related accumulated depreciation of the interest sold was $107,517 and $9,381, respectively.

     On October 9, 1997, the Partnership sold an additional 11.0405% in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of approximately $166,000, which resulted in a net gain of approximately $38,000.

     On October 10, 1997, the Partnership sold an additional 18.6076% in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $268,000, which resulted in a net gain of approximately $70,000.

     In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $40,829 which resulted in a net loss of $32,248. The original cost of the parcel of land was $73,077. The Partnership believes the state of Colorado has undervalued the land and is currently negotiating to receive additional proceeds.

     During the first nine months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $102,413 and $100,570, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.29 and $4.17 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     The Partnership has incurred net costs of $768,384 relating to the review of potential property acquisitions. Of these costs, $708,085 have been capitalized and allocated to land, building and equipment. The remaining costs of $60,299 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the nine months ended September 30, 1997 and 1996, total rental income, which in 1996, includes the minority interests' share of rental income was $1,423,412 and $1,474,543, respectively. The Partnership's share of 1996 rental income was $1,396,247. In 1997, rental income increased $158,991, when compared to 1996, as the result of three property acquisitions in 1997 and 1996. In addition, rent increases on six properties resulted in a $16,555 increase in rental income in 1997. These increases were partially offset by a reduction in rents due to the restructuring of the Media Play property as discussed below. In 1997, the Partnership received $90,321 less in rent than in 1996 from Media Play. In addition, property sales resulted in a decrease in rental income of $58,060 in 1997. During the same periods, the Partnership earned investment income of $82,001 and $159,627, respectively. This investment income constituted 5% and 10% of total income for the nine months ended September 30, 1997 and 1996, respectively. The percentage of total income represented by investment income declines as proceeds are invested in properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $187,505 and $171,081, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $80,627 and $30,917, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play situation discussed above.

         As   of  September  30,  1997,  the  Partnership's  cash
distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. The Leases contain cost of living increases to rent which will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

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

        While the Partnership is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Partnership's available cash flow. This use of cash flow for investing activities was offset by proceeds from the sale of property.

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

        On April 10, 1996, the Partnership purchased a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio for $2,460,394. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $258,886. The remaining interests in the property were purchased by the Individual General Partner of the Partnership, and AEI Institutional Net Lease Fund '93, an affiliate of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On April 21, 1997, the Partnership purchased a 37% interest in a parcel of land in Schaumburg, Illinois for
$653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the Partnership had advanced $158,170 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,587,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $170,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

        Through September 30, 1997, the Partnership sold 87.8418% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,270,244 which resulted in a total net gain of $242,586. The total cost and related accumulated depreciation of the interests sold was $1,089,660 and $62,002, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $155,305 and $35,944, respectively.

        On September 30, 1997, the Partnership sold a 9.21838% interest in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of $135,839 which resulted in a net gain of $37,703. The total cost and related accumulated depreciation of the interest sold was $107,517 and $9,381, respectively.

        On October 9, 1997, the Partnership sold an additional 11.0405% in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia to an unrelated third party. The Partnership received net sale proceeds of approximately $166,000, which resulted in a net gain of approximately $38,000.

        On October 10, 1997, the Partnership sold an additional 18.6076% in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $268,000, which resulted in a net gain of approximately $70,000.

        In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $40,829 which resulted in a net loss of $32,248. The original cost of the parcel of land was $73,077. The Partnership believes the state of Colorado has undervalued the land and is currently negotiating to receive additional proceeds.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first nine months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $102,413 and $100,570, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.29 and $4.17 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

        On October 1, 1997, sixteen Limited Partners redeemed a total of 267.2 Partnership Units for $232,863 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, twenty-one Limited Partners redeemed a total of 347.7 Partnership Units for $312,466. The redemptions increase the remaining Limited PartnersO ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                            Description

          10.1  Purchase Agreement dated  August  4,
                1997  between the Partnership and  Russell
                C.   Mayer,   Trustee  and  Dixie   Mayer,
                Trustee, or their Successor Trustees of the Russell C. and Dixie Mayer Trust relating to the property at 4950 South
                Cobb Drive, Smyrna, Georgia.

          10.2  Property Co-tenancy Agreement  dated
                August  14,  1997 between the  Partnership
                and  Russell C. Mayer, Trustee  and  Dixie
                Mayer,   Trustee,   or   their   Successor
                Trustees  of  the  Russell  C.  and  Dixie
                Mayer Trust relating to the property at 4950 South Cobb Drive, Smyrna, Georgia.

          10.3  Purchase  Agreement dated  September
                9,  1997 between the Partnership and  Nick
                DeVito, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia.

          10.4  Purchase  Agreement dated  September
                9,  1997 between the Partnership and  Nick
                DeVito, Inc. relating to the property at 3240 Towne Boulevard, Middletown, Ohio.

          10.5  Purchase  Agreement dated  September
                16,   1997  between  the  Partnership  and
                Richard J. Abbott and Marjory T. Abbott relating to the property at 4950 South
                Cobb Drive, Smyrna, Georgia.

          10.6  Purchase  Agreement dated  September
                16,  1997  between  the  Partnership,  AEI
                Institutional  Net  Lease  Fund  '93   and
                Richard J. Abbott and Marjory T. Abbott relating to the property at 3240 Towne
                Boulevard, Middletown, Ohio.

          10.7  Property   Co-tenancy    Ownership
                Agreement dated September30, 1997  between
                the  Partnership and Richard J. Abbott and
                Marjory   T.   Abbott  relating   to   the
                property   at   4950  South  Cobb   Drive,
                Smyrna, Georgia.

          10.8  Property   Co-tenancy    Ownership
                Agreement dated September30, 1997  between
                the  Partnership and Richard J. Abbott and
                Marjory   T.   Abbott  relating   to   the
                property    at   3240   Towne   Boulevard,
                Middletown, Ohio.

          10.9  Property   Co-tenancy    Ownership
                Agreement dated October 9, 1997 between the Partnership and Nick DeVito, Inc.
                relating  to  the property at  4950  South
                Cobb Drive, Smyrna, Georgia.

                     PART II - OTHER INFORMATION
                             (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K (Continued)

      a. Exhibits -
                           Description

         10.10  Property  Co-tenancy  Ownership
                Agreement dated October 10, 1997 between the Partnership and Nick DeVito, Inc.
                relating  to  the property at  3240  Towne
                Boulevard, Middletown, Ohio.

          27    Financial Data Schedule  for  period
                       ended September 30, 1997.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 1997      AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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