Form 10KSB
period 1997-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1998-03-27
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

The Issuer's revenues for year ended December 31, 1997 were $2,003,892.

As of February 28, 1998, there were 23,350.79 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,350,790.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased fourteen properties, including partial interests in five properties totaling $20,174,391. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will commence liquidation through the sale of its remaining properties twelve to fifteen years after its formation, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

        In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease
Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $626,800 was recognized, which is the difference between the book value at December 31, 1997 of $1,352,800 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

        On March 28, 1996, the Partnership purchased a 18.50% interest in a Garden Ridge retail store in Pineville, North Carolina for $1,667,092. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $174,319. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On April 10, 1996, the Partnership purchased a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio for $2,460,394. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $258,886. The remaining interests in the property were purchased by the Individual General Partner of the Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership.

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

        On April 21, 1997, the Partnership purchased a 37.0% interest in a parcel of land in Schaumburg, Illinois for
$653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. Effective October 17, 1997, the annual rent was increased to $76,647. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $176,405. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,676,195. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

       During 1995, the Partnership sold 59.8646% of the HomeTown Buffet restaurant in Albuquerque, New Mexico, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $988,838 which resulted in a total net gain of $225,180. The total cost and accumulated depreciation of the interests sold was $792,515 and $28,857, respectively.

        Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the years ended December 31, 1997 and 1996, the net gain was $197,431 and $87,281, respectively.

        During 1997, the Partnership sold 72.78918% of its interest in the Applebee's restaurant in Middletown, Ohio in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,083,041 which resulted in total net gain of $311,169. The total cost and related accumulated depreciation of the interests sold was $848,966 and $77,094, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        Subsequent to December 31, 1997, the Partnership sold an additional 15.2521% of its interest in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $226,000 which resulted in a net gain of approximately $65,000.

        Subsequent to December 31, 1997, the Partnership sold a 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $182,000 which resulted in a net gain of approximately $39,000.

        In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which resulted in a net loss of $36,025. The original cost of the parcel of land was $73,077. The Partnership believes the state of Colorado has undervalued the land and is currently negotiating to receive additional proceeds.

Major Tenants

        During 1997, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 70% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 1998 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                                 Total Property             Annual     Annual
                      Purchase    Acquisition               Lease      Rent Per
Property                Date         Costs       Lessee     Payment    Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                                 JB's
 (40.1354%)            9/30/93 $  531,331 Restaurants, Inc. $ 71,090   $ 18.45

Red Robin Restaurant                          The Snyder
 Colorado Springs, CO  2/24/94 $2,229,190   Group Company   $263,911   $ 36.25

Red Robin Restaurant                          The Snyder
 Colorado Springs, CO  2/24/94 $1,755,441   Group Company   $204,106   $ 28.18

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                    RTM
 (1.1177%)             5/16/94 $   13,865  Georgia, Inc.    $  1,635   $ 36.23


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                               Total Property              Annual     Annual
                    Purchase    Acquisition                Lease      Rent Per
Property              Date         Costs       Lessee      Payment    Sq. Ft.

Applebee's Restaurant
 Middletown, OH                              Thomas &
 (21.1771%)          7/15/94 $  246,996      King, Inc.   $ 29,505    $25.56

                                             Huntington
Denny's Restaurant                           Restaurants
 Burleson, TX        12/6/94 $  923,480      Group, Inc.  $104,017    $21.76

                                             Renaissant
                                         Southland Restaurant
Applebee's Restaurant                        Development
 McAllen, TX        12/8/94  $1,320,104      Corporation  $146,625    $27.22

Applebee's Restaurant                      Development
 Lafayette, LA      1/17/95  $1,176,559  Company, L.L.C.  $155,250    $28.58

                                           Renaissant
Applebee's Restaurant                      Development
 Brownsville, TX    8/31/95  $1,378,736    Corporation    $151,800    $24.93

                                           Huntington
Denny's Restaurant                         Restaurants
 Grapevine, TX     11/21/95  $1,354,721    Group, Inc.    $147,494    $29.84

Media Play Retail Store
 Apple Valley, MN
 (33.0%)           12/21/95  $1,422,701       <F1>

Garden Ridge Retail Store
 Pineville, NC                               Garden
 (18.50%)           3/28/96  $1,667,092     Ridge L.P.    $174,319    $ 6.67

Champps
 Americana Restaurant
 Lyndhurst, OH                            Americana Dining
 (90.71346%)        4/10/96  $2,460,394    Corporation    $258,886    $34.93

Champps
 Americana Restaurant
 Schaumburg, IL                               Champps
 (37.0%)           12/31/97  $1,676,195   Americana, Inc. $176,405    $54.93


<F1>  The property was vacated on January 31, 1997 and listed for sale or lease.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership or unrelated third parties. The remaining interests in the Media
Play and Garden Ridge retail stores are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Champps Americana restaurant in Lyndhurst, Ohio are owned by the Individual General Partner of the Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership. The remaining interests in the Champps Americana restaurant in Schaumburg, Illinois, are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A
Limited Partnership. The remaining interests in the Applebee's in Middletown, Ohio, HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are 20 years except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007, and the Media Play retail store. The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's and Champps Americana restaurants and the Applebee's restaurants in Ohio and Louisiana which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

       Through December 31, 1997, all properties were 100 percent occupied by the lessees, except the Media Play retail store which has been 100% vacant since January 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 1,593 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1997, sixteen Limited Partners redeemed a total of
267.2 Partnership Units for $229,518 in accordance with the Partnership Agreement. In prior years, a total of twenty-one Limited Partners redeemed 347.7 Partnership Units for $312,465 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $18,427 and $21,355 were made to the General Partners and $1,594,801 and $1,919,995 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $122,770 and $99,565 of proceeds from property sales in 1997 and 1996, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $1,880,720 and
$2,160,177, respectively. During the same periods, the Partnership earned investment income of $123,172 and $199,620, respectively. In 1997, rental income decreased, when compared to 1996, due to the restructuring of the Media Play property as discussed below. In 1997, the Partnership received $124,191 less in monthly base rent from the lessee. In addition, in the fourth quarter of 1996, the Partnership received a Lease termination payment of $264,000 from the Media Play lessee, which was recognized as rent in 1996. Rental income also decreased $94,656 as a result of property sales in 1997 and 1996. These decreases were partially offset by additional rental income of $184,607 received from three property acquisitions in 1997 and 1996 and rent increases on five properties, which resulted in a $18,783 increase in rental income in 1997. In 1997, investment income decreased as the PartnershipOs short-term investments were used to purchase three additional properties in 1997 and 1996.

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the
Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $626,800 was recognized, which is the difference between the book value at December 31, 1997 of $1,352,800 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $247,842 and $221,908, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $106,712 and $33,597, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play situation discussed above.

         As of December 31, 1997, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Inflation has had a minimal effect on income from operations. The Leases contain cost of living increases which will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances decreased $65,256 as a result of cash used to purchase additional properties and distributions made in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $2,145,303 in 1996 to $1,604,421 in 1997 mainly as a result of a decrease in income and an increase in expenses in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $2,098,981 and $461,077, respectively. During the same periods, the Partnership expended $1,651,992 and $3,126,905, respectively, to invest in real properties (inclusive of acquisition expenses).

        On March 28, 1996, the Partnership purchased a 18.50% interest in a Garden Ridge retail store in Pineville, North Carolina for $1,667,092. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $174,319. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On April 10, 1996, the Partnership purchased a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio for $2,460,394. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $258,886. The remaining interests in the property were purchased by the Individual General Partner of the Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 21, 1997, the Partnership purchased a 37.0% interest in a parcel of land in Schaumburg, Illinois for
$653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. Effective October 17, 1997, the annual rent was increased to $76,647. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $176,405. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,676,195. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

        Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the years ended December 31, 1997 and 1996, the net gain was $197,431 and $87,281, respectively.

        During 1997, the Partnership sold 72.78918% of its interest in the Applebee's restaurant in Middletown, Ohio in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,083,041 which resulted in total net gain of $311,169. The total cost and related accumulated depreciation of the interests sold was $848,966 and $77,094, respectively.

        Subsequent to December 31, 1997, the Partnership sold an additional 15.2521% of its interest in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $226,000 which resulted in a net gain of approximately $65,000.

        Subsequent to December 31, 1997, the Partnership sold a 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $182,000 which resulted in a net gain of approximately $39,000.

        The Partnership owns a 40.1354% interest in the HomeTown Buffet restaurant in Albuquerque, New Mexico. Prior to 1996, the Partnership sold 59.8646% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

        In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which resulted in a net loss of $36,025. The original cost of the parcel of land was $73,077. The Partnership believes the state of Colorado has undervalued the land and is currently negotiating to receive additional proceeds.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 1997 and 1996, the Partnership distributed $124,011 and $100,570 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.20 and $4.17 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1996, the Partnership made distributions at an 8.00% rate which resulted in distributions to the Partners of $1,939,389. Effective July 1, 1997, the distribution rate was reduced to 7.25%. In addition, the 1997 redemption payments were funded with cash that normally would be paid as part of the regular quarterly distributions. As a result, 1997 distributions to the Partners were $1,610,910.

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

        During 1997, sixteen Limited Partners redeemed a total of
267.2 Partnership Units for $229,518 in accordance with the Partnership Agreement. The Partnership acquired these Units using net cash flow from operations. In prior years, a total of twenty-one Limited Partners redeemed 347.7 Partnership Units for $312,465 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

<bullet>  Market  and economic conditions which affect the  value of the properties the Partnership owns and the cash from rental income such properties generate;

<bullet>  the  federal income tax consequences of rental  income, deductions, gain on sales and other items and the affects of these consequences for investors;

<bullet>  resolution  by  the General Partners of conflicts  with which they may be confronted;

<bullet>  the   success  of  the  General  Partners  of  locating
          properties with favorable risk return characteristics;

<bullet>  the effect of tenant defaults; and

<bullet>  the condition of the industries in which the tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis, Minnesota
February  4, 1998                  Boulay, Heutmaker,  Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                          1997         1996

CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 2,112,414   $ 2,177,670
  Receivables                                             65,985            95
                                                      -----------   -----------
      Total Current Assets                             2,178,399     2,177,765
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                 6,650,715     6,809,341
  Buildings and Equipment                             10,879,290    11,426,434
  Property Acquisition Costs                              30,207        54,410
  Accumulated Depreciation                              (972,278)     (710,971)
                                                      -----------   -----------
      Net Investments in Real Estate                  16,587,934    17,579,214
                                                      -----------   -----------
           Total  Assets                             $18,766,333   $19,756,979
                                                      ===========   ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.               $    98,419   $    77,446
  Distributions Payable                                  194,835       468,755
                                                      -----------   -----------
      Total Current Liabilities                          293,254       546,201
                                                      -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                       (22,210)      (14,833)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,385 and 23,652 Units outstanding
   in 1997 and 1996, respectively                     18,495,289    19,225,611
                                                      -----------   -----------
     Total Partners' Capital                          18,473,079    19,210,778
                                                      -----------   -----------
       Total Liabilities and Partners' Capital       $18,766,333   $19,756,979
                                                      ===========   ===========



 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                         1997         1996

INCOME:
  Rent                                              $ 1,880,720   $ 2,160,177
  Investment Income                                     123,172       199,620
                                                     -----------   -----------
      Total Income                                    2,003,892     2,359,797
                                                     -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates               247,842       221,908
  Partnership Administration and Property
     Management - Unrelated Parties                     106,712        33,597
  Depreciation                                          390,066       381,794
  Real Estate Impairment                                626,800             0
                                                     -----------   -----------
      Total Expenses                                  1,371,420       637,299
                                                     -----------   -----------

OPERATING INCOME                                        632,472     1,722,498

GAIN ON SALE OF REAL ESTATE                             472,575        87,281
                                                     -----------   -----------
NET INCOME                                          $ 1,105,047   $ 1,809,779
                                                     ===========   ===========

NET INCOME ALLOCATED:
  General Partners                                       11,050        18,098
  Limited Partners                                    1,093,997     1,791,681
                                                     -----------   -----------
                                                    $ 1,105,047   $ 1,809,779
                                                     ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (23,585 and 23,814 weighted average Units
  outstanding in 1997 and 1996, respectively)       $     46.39   $     75.24
                                                     ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                        1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 1,105,047   $ 1,809,779

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       390,066       381,794
     Real Estate Impairment                             626,800             0
     Gain on Sale of Real Estate                       (472,575)      (87,281)
     (Increase) Decrease in Receivables                 (65,890)       13,576
     Increase in Payable to
        AEI Fund Management, Inc.                        20,973        27,435
                                                     -----------   ------------
       Total Adjustments                                499,374       335,524
                                                     -----------   ------------
       Net Cash Provided By
           Operating Activities                       1,604,421     2,145,303
                                                     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (1,651,992)   (3,126,905)
  Proceeds From Sale of Real Estate                   2,098,981       461,077
                                                     -----------   ------------
       Net Cash Provided By (Used For)
           Investing Activities                         446,989    (2,665,828)
                                                     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        (273,920)           30
   Distributions to Partners                         (1,610,910)   (1,939,389)
   Redemption Payments                                 (231,836)     (196,076)
                                                     -----------   ------------
       Net Cash Used For
            Financing Activities                     (2,116,666)   (2,135,435)
                                                     -----------   ------------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                 (65,256)   (2,655,960)

CASH AND CASH EQUIVALENTS, beginning of period        2,177,670     4,833,630
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS, end of period            $ 2,112,414   $ 2,177,670
                                                     ===========   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Reclassification of minority interest and
 investments in real estate due to use of
 the proportionate consolidation method             $         0   $   789,000
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1995   $ (11,576)  $19,548,040   $19,536,464   23,868.50

  Distributions                (19,394)   (1,919,995)   (1,939,389)

  Redemption Payments           (1,961)     (194,115)     (196,076)    (216.20)

  Net Income                    18,098     1,791,681     1,809,779
                              ---------   -----------   -----------  ----------
BALANCE, December 31, 1996     (14,833)   19,225,611    19,210,778   23,652.30

  Distributions                (16,109)   (1,594,801)   (1,610,910)

  Redemption Payments           (2,318)     (229,518)     (231,836)    (267.21)

  Net Income                    11,050     1,093,997     1,105,047
                              ---------   -----------   -----------  ----------
BALANCE, December 31, 1997   $ (22,210)  $18,495,289   $18,473,079   23,385.09
                              =========   ===========   ===========  ==========





 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  Related Party Transactions -

     The Partnership owns a 33.0% interest in a Media Play retail store and an 18.5% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 90.71346% interest in a Champps Americana restaurant in Lyndhurst, Ohio. The remaining interests in this property are owned by the Individual General Partner of the Partnership, and AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership. The Partnership owns a 37.0% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership. As of December 31, 1997, the Partnership owns a 21.1771% interest in an Applebee's restaurant in Middletown, Ohio. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership owned a 6.03372% interest in this property until September 30, 1997 when the interest was sold to an unrelated third party.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions -  (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                       1997           1996
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $   247,842    $   221,908
                                                    ===========    ===========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                            $   106,712    $    33,597
                                                    ===========    ===========
c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts
  are net of financing and commitment fees
  and expense reimbursements received by the
  Partnership from the lessees in the amount
  of $24,720 and $76,275 for 1997 and
  1996, respectively.                              $    11,012    $     8,634
                                                    ===========    ===========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007, and the Media Play retail store discussed below. The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's and Champps Americana restaurants and the Applebee's restaurants in Ohio and Louisiana which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Garden Ridge retail store and Champps Americana restaurant in Ohio were constructed and acquired in 1996. The Champps Americana restaurant in Illinois was constructed and acquired in 1997. The remaining properties were constructed and acquired in either 1994 or 1995. There have been no costs capitalized as improvements subsequent to the acquisitions.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1997 are as follows:


                                        Buildings and         Accumulated
Property                         Land     Equipment    Total  Depreciation

HomeTown Buffet,
 Albuquerque, NM           $   241,960  $   289,371   $   531,331   $   40,994
Red Robin,
 Colorado Springs, CO          905,980    1,323,210     2,229,190      170,915
Red Robin,
 Colorado Springs, CO          721,168    1,034,273     1,755,441      133,594
Arby's/Mrs. Winner's,
 Smyrna, GA                      5,775        8,090        13,865        1,005
Applebee's, Middletown, OH      74,498      172,498       246,996       23,231
Denny's, Burleson, TX          374,721      548,759       923,480       58,325
Applebee's, McAllen, TX        463,553      856,551     1,320,104      100,982
Applebee's, Lafayette, LA      416,197      760,362     1,176,559       80,385
Applebee's, Brownsville, TX    523,042      855,694     1,378,736       78,609
Denny's, Grapevine, TX         722,668      632,053     1,354,721       47,316
Media Play, Apple Valley, MN   230,304      565,597       795,901       69,914
Garden Ridge, Pineville, NC    540,354    1,126,738     1,667,092       65,726
Champps Americana,
 Lyndhurst, OH                 717,903    1,742,491     2,460,394      101,282
Champps Americana,
 Schaumburg, IL                712,592      963,603     1,676,195            0
                            -----------  -----------   -----------   ----------
                           $ 6,650,715  $10,879,290   $17,530,005   $  972,278
                            ===========  ===========   ===========   ==========

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,422,701. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482.

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $626,800 was recognized, which is the difference between the book value at December 31, 1997 of $1,352,800 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

     On March 28, 1996, the Partnership purchased a 18.50% interest in a Garden Ridge retail store in Pineville, North Carolina for $1,667,092. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $174,319.

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

     On April 21, 1997, the Partnership purchased a 37.0% interest in a parcel of land in Schaumburg, Illinois for $653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. Effective October 17, 1997, the annual rent was increased to $76,647. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $176,405. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,676,195.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the years ended December 31, 1997 and 1996, the net gain was $197,431 and $87,281, respectively.

     During 1997, the Partnership sold 72.78918% of its interest in the Applebee's restaurant in Middletown, Ohio, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,083,041 which resulted in a total net gain of $311,169. The total cost and related accumulated depreciation of the interests sold was $848,966 and $77,094, respectively.

     Subsequent to December 31, 1997, the Partnership sold an additional 15.2521% of its interest in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $226,000 which resulted in a net gain of approximately $65,000.

     Subsequent to December 31, 1997, the Partnership sold a 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately
     $182,000  which  resulted  in a net  gain  of  approximately
     $39,000.

     The Partnership owns a 40.1354% interest in the HomeTown Buffet restaurant in Albuquerque, New Mexico. Prior to 1996, the Partnership sold 59.8646% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

     In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which resulted in a net loss of $36,025. The original cost of the parcel of land was $73,077. The Partnership believes the state of Colorado has undervalued the land and is currently negotiating to receive additional proceeds.

     During 1997 and 1996, the Partnership distributed $124,011 and $100,570 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.20 and $4.17 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $773,507 relating to the review of potential property acquisitions. Of these costs, $743,300 have been capitalized and allocated to land, building and equipment. The remaining costs of $30,207 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1997.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998           $ 1,908,465
                       1999             1,946,451
                       2000             1,974,596
                       2001             2,009,421
                       2002             2,050,422
                       Thereafter      24,573,240
                                       -----------
                                      $34,462,595
                                       ===========

     There were no contingent rents recognized in 1997 or 1996.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     1997           1996
      Tenants                     Industry

     The Snyder Group Company    Restaurant       $  463,454    $  458,587
     The Musicland Group, Inc.   Retail                  N/A       399,482
     Renaissant Development
        Corporation              Restaurant          298,425       298,425
     Huntington Restaurants
        Group, Inc.              Restaurant          248,957       244,255
     Champps Americana Group     Restaurant          299,554           N/A
                                                   ----------    ----------

     Aggregate rent revenue of major tenants      $1,310,390    $1,400,749
                                                   ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  70%            65%
                                                   ==========    ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(6)  Partners' Capital -

     Cash distributions of $18,427 and $21,355 were made to the General Partners and $1,594,801 and $1,919,995 were made to the Limited Partners for the years ended December31, 1997 and 1996, respectively. The Limited Partners' distributions represent $67.62 and $80.62 per Limited Partnership Unit outstanding using 23,585 and 23,814 weighted average Units in 1997 and 1996, respectively. The distributions represent $36.58 and $67.03 per Unit of Net Income and $31.04 and $13.59 per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $122,770 and $99,565 of proceeds from property sales in 1997 and 1996, respectively.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  1997, sixteen Limited Partners redeemed a  total  of
     267.2 Partnership Units for $229,518 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, sixteen Limited Partners redeemed a total of 216.2 Partnership Units for $194,115. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,026.29 per original $1,000 invested.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1997           1996

     Net Income for Financial
      Reporting Purposes                         $1,105,047     $1,809,779

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                             76,148         53,434

     Amortization of Start-Up and
      Organization Costs                            (61,124)       (55,606)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes               626,800              0

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes                   (3,387)        (1,641)
                                                  ----------     ----------
           Taxable Income to Partners            $1,743,484     $1,805,966
                                                  ==========     ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:
                                                   1997           1996

     Partners' Capital for
      Financial Reporting Purposes             $18,473,079    $19,210,778

     Adjusted Tax Basis of Investments
      in Real Estate Under Net Investments
      in Real Estate for Financial
      Reporting Purposes                           768,923         69,362

     Capitalized Start-Up Costs
      Under Section 195                            303,182        303,182

     Amortization of Start-Up and
      Organization Costs                          (160,334)       (99,210)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes           3,277,272      3,277,272
                                                -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes           $22,662,122    $22,761,384
                                                ===========    ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       1997                      1996
                              Carrying       Fair       Carrying       Fair
                               Amount        Value       Amount        Value

     Cash                    $      400   $      400   $      110  $      110
     Money Market Funds       2,112,014    2,112,014    2,177,560   2,177,560
                              ---------    ---------    ---------   ---------
        Total Cash and
          Cash Equivalents   $2,112,414   $2,112,414   $2,177,670  $2,177,670
                              =========    =========    =========   =========

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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until September, 1998. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until September, 1998. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until September, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                             Number of     Percent
   of Beneficial Owner                            Units Held    of Class

   AEI Fund Management XX, Inc.                         0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   AEI Fund Management, Inc. **                       6.3             *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   28             *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                       0             0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%
   **A corporation controlled by Mr. Johnson that provides administrative services to the Partnership.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

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


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1997.

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method      Inception (September 2, 1992)
Compensation                 of Compensation           To December 31, 1997

AEI Securities, Inc.  Selling Commissions equal to 8% of     $2,398,039
(formerly AEI         proceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  773,508
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal      $   66,085
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all          $1,099,934
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations and other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds of $    7,109
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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
           (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1997, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

               10.1  Net  Lease Agreement  dated
                     September  30, 1993 between the  Partnership
                     and   HTB   Restaurants,   Inc.   and   JB's
                     Restaurants,  Inc. relating to the  property
                     at   1528  Eubank,  N.E.,  Albuquerque,  New
                     Mexico   (incorporated   by   reference   to
                     Exhibit  A  of  Form  8-K  filed  with   the
                     Commission on October8, 1993).

               10.2  Assignment of  Lease  dated
                     February  24,  1994 between the  Partnership
                     and  Bird  Food, Inc., and the Lease  Option
                     Agreement  dated October 5,  1983,  relating
                     to   the  property  at  3680  Citadel  Drive
                     North,     Colorado    Springs,     Colorado
                     (incorporated by reference to Exhibit A of Form 8-K filed with the Commission on March 8, 1994).

               10.3  Assignment of  Lease  dated
                     February  24,  1994 between the  Partnership
                     and  Retlen Corporation, Inc., and the Lease
                     Agreement  dated May 11, 1987,  relating  to
                     the   property   at  1410  Jamboree   Drive,
                     Colorado Springs, Colorado (incorporated by reference to Exhibit B of Form 8-K filed with the Commission on March 8, 1994).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          (A)  Exhibits - (Continued)

                                 Description

               10.4  Net  Lease Agreement  dated
                     May  16,  1994  between the Partnership  and
                     RTM  Georgia, Inc. relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to Exhibit  10.11
                     of Form 10-KSB filed with the Commission on March 27, 1995).

               10.5  Net  Lease Agreement  dated
                     July  15,  1994 between the Partnership  and
                     Thomas  and  King,  Inc.  relating  to   the
                     property    at    3240   Towne    Boulevard,
                     Middletown, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-KSB filed with the Commission on March 27, 1995).

               10.6  Net  Lease Agreement  dated
                     November  30,  1994 between the  Partnership
                     and   Renaissant   Development   Corporation
                     relating  to  the property at 4601  N.  10th
                     Street,  McAllen,  Texas  (incorporated   by
                     reference to Exhibit 10.16 of Form 10-KSB filed with the Commission on March 27,
                     1995).

               10.7  Net  Lease Agreement  dated
                     December  6,  1994 between  the  Partnership
                     and   Huntington  Restaurants  Group,   Inc.
                     relating   to  the  property  at  868   N.E.
                     Alsbury    Boulevard,    Burleson,     Texas
                     (incorporated by reference to Exhibit  10.17
                     of Form 10-KSB filed with the Commission on March 27, 1995).

               10.8  Net  Lease Agreement  dated
                     January  17,  1995 between  the  Partnership
                     and    Southland   Restaurant    Development
                     Company, L.L.C. relating to the property  at
                     5630  Johnson  Street, Lafayette,  Louisiana
                     (incorporated by reference to Exhibit  10.18
                     of Form 10-KSB filed with the Commission on March 27, 1995).

               10.9  Property    Co-Tenancy
                     Ownership  Agreement dated August  21,  1995
                     between  the Partnership and Bruce R.  Logan
                     relating  to  the property at  1528  Eubank,
                     N.E.,  Albuquerque, New Mexico (incorporated
                     by   reference  to  Exhibit  10.22  of  Form
                     10-KSB  filed with the Commission  on  March
                     21, 1996).

              10.10  Net  Lease  Agreement
                     dated   August   30,   1995   between    the
                     Partnership   and   Renaissant   Development
                     Corporation  relating  to  the  property  at
                     2960   Boca  Chica  Boulevard,  Brownsville,
                     Texas  (incorporated by reference to Exhibit
                     10.23   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          (A)  Exhibits - (Continued)

                                Description

              10.11  Property  Co-Tenancy
                     Ownership Agreement dated October  18,  1995
                     between   the   Partnership  and   Highgrove
                     Consulting Agency, Inc. relating to the property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.12  Property  Co-Tenancy
                     Ownership Agreement dated October  20,  1995
                     between  the  Partnership and  The  Mark  A.
                     Benson   Living   Trust  relating   to   the
                     property  at 1528 Eubank, N.E., Albuquerque,
                     New Mexico (incorporated by reference to Exhibit 10.30 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.13  Net  Lease  Agreement
                     dated   November   21,  1995   between   the
                     Partnership   and   Huntington   Restaurants
                     Group,  Inc.  relating to  the  property  at
                     1505  William D. Tate Boulevard,  Grapevine,
                     Texas  (incorporated by reference to Exhibit
                     10.31   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

              10.14  Property  Co-Tenancy
                     Ownership Agreement dated December  6,  1995
                     between the Partnership and The Joan  Koller
                     Trust  relating  to  the  property  at  1528
                     Eubank,   N.E.,  Albuquerque,   New   Mexico
                     (incorporated by reference to Exhibit  10.34
                     of Form 10-KSB filed with the Commission on March 21, 1996).

              10.15  Net  Lease  Agreement
                     dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 10, 1996).

              10.16  First  Amendment   to
                     Lease  Agreement dated March1, 1996  between
                     TKC  X,  LLC and Garden Ridge, L.P. relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 10, 1996).

              10.17  Assignment    and
                     Assumption  of  Lease  dated  March28,  1996
                     between  the  Partnership,  AEI  Net   Lease
                     Income    &   Growth   Fund   XIX    Limited
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited  Partnership, and TKCX, LLC relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.4
                     of Form 8-K filed with the Commission on April 10, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          (A)  Exhibits - (Continued)

                                  Description

              10.18  Net  Lease  Agreement
                     dated    April   10,   1996   between    the
                     Partnership,   Robert   P.   Johnson,    AEI
                     Institutional  Net  Lease   Fund   '93   and
                     Americana Dining Corporation relating to the property at 5835 Landerbrook Drive, Lyndhurst, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on April 17, 1996).

              10.19  Purchase   Agreement
                     dated   September  10,  1996   between   the
                     Partnership  and  the  Margaret   E.   Brust
                     Irrevocable  Trust relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 13, 1996).

              10.20  Property  Co-Tenancy
                     Ownership  Agreement  dated  September   27,
                     1996   between  the  Partnership   and   the
                     Margaret   E.   Brust   Irrevocable    Trust
                     relating to the property at 4950 South  Cobb
                     Drive,  Smyrna,  Georgia  (incorporated   by
                     reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 13,
                     1996).

              10.21  Surrender     and
                     Termination   of   Lease   Agreement   dated
                     November 22, 1996  between the  Partnership,
                     AEI  Net  Lease  Income &  Growth  Fund  XIX
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund   XXI  Limited  Partnership   and   The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370  W. 153rd  Street,  Apple
                     Valley,    Minnesota    (incorporated     by
                     reference to Exhibit 10.43 of Form 10-KSB filed with the Commission on March 21,
                     1997).

              10.22  Purchase   Agreement
                     dated   October   21,   1996   between   the
                     Partnership  and the John J.  Zeller  Living
                     Trust  relating  to  the  property  at  4950
                     South    Cobb    Drive,   Smyrna,    Georgia
                     (incorporated by reference to Exhibit  10.44
                     of Form 10-KSB filed with the Commission on March 21, 1997).

              10.23  Property  Co-Tenancy
                     Ownership Agreement dated December  6,  1996
                     between  the  Partnership and  the  John  J.
                     Zeller   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.45 of Form 10-KSB filed with the Commission on March 21, 1997).

              10.24  Purchase   Agreement
                     dated   December   27,  1996   between   the
                     Partnership  and the Mark A.  Benson  Living
                     Trust  relating  to  the  property  at  4950
                     South    Cobb    Drive,   Smyrna,    Georgia
                     (incorporated by reference to Exhibit  10.46
                     of Form 10-KSB filed with the Commission on March 21, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          (A)  Exhibits - (Continued)

                                Description

              10.25  Property  Co-Tenancy
                     Ownership Agreement dated January  10,  1997
                     between  the  partnership and  the  Mark  A.
                     Benson   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.47 of Form 10-KSB filed with the Commission on March 21, 1997).

              10.26  Purchase   Agreement
                     dated    April   15,   1997   between    the
                     Partnership and Anton Kuster, Jr. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.27  Property  Co-Tenancy
                     Ownership  Agreement dated  April  21,  1997
                     between the Partnership and Anton Kuster, Jr. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.28  Development  Financing
                     Agreement  dated April 21, 1997 between  the
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited  Partnership,  Net  Lease  Income  &
                     Growth  Fund  84-A Limited  Partnership  and
                     Champps  Americana,  Inc.  relating  to  the
                     property   at  955  Golf  Road,  Schaumburg,
                     Illinois   (incorporated  by  reference   to
                     Exhibit 10.3 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.29  Net  Lease  Agreement
                     dated    April   21,   1997   between    the
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited  Partnership,  Net  Lease  Income  &
                     Growth  Fund  84-A Limited  Partnership  and
                     Champps  Americana,  Inc.  relating  to  the
                     property   at  955  Golf  Road,  Schaumburg,
                     Illinois   (incorporated  by  reference   to
                     Exhibit 10.4 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.30  Purchase   Agreement
                     dated    August   4,   1997   between    the
                     Partnership  and Russell C.  Mayer,  Trustee
                     and   Dixie   Mayer,   Trustee,   or   their
                     Successor  Trustees of the  Russell  C.  and
                     Dixie  Mayer Trust relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 7, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          (A)  Exhibits - (Continued)

                              Description

              10.31  Property  Co-Tenancy
                     Agreement dated August 14, 1997 between  the
                     Partnership  and Russell C.  Mayer,  Trustee
                     and   Dixie   Mayer,   Trustee,   or   their
                     Successor  Trustees of the  Russell  C.  and
                     Dixie  Mayer Trust relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on November 7, 1997).

              10.32  Purchase   Agreement
                     dated   September   9,  1997   between   the
                     Partnership and Nick DeVito, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.33  Purchase   Agreement
                     dated   September   9,  1997   between   the
                     Partnership and Nick DeVito, Inc. relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.34  Purchase   Agreement
                     dated   September  16,  1997   between   the
                     Partnership  and  Richard  J.   Abbott   and
                     Marjory  T. Abbott relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.5
                     of Form 10-QSB filed with the Commission on November 7, 1997).

              10.35  Purchase   Agreement
                     dated   September  16,  1997   between   the
                     Partnership,  AEI  Institutional  Net  Lease
                     Fund  '93 and Richard J. Abbott and  Marjory
                     T.  Abbott relating to the property at  3240
                     Towne     Boulevard,    Middletown,     Ohio
                     (incorporated by reference to  Exhibit  10.6
                     of Form 10-QSB filed with the Commission on November 7, 1997).

              10.36  Property  Co-Tenancy
                     Ownership  Agreement  dated  September   30,
                     1997 between the Partnership and Richard  J.
                     Abbott and Marjory T. Abbott relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.37  Property  Co-Tenancy
                     Ownership  Agreement  dated  September   30,
                     1997 between the Partnership and Richard  J.
                     Abbott  and  Marjory T. Abbott  relating  to
                     the   property  at  3240  Towne   Boulevard,
                     Middletown, Ohio (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 7, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          (A)  Exhibits - (Continued)

                             Description

              10.38  Property  Co-Tenancy
                     Ownership  Agreement dated October  9,  1997
                     between the Partnership and Nick DeVito, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed with the Commission on November 7,
                     1997).

              10.39  Property  Co-Tenancy
                     Ownership Agreement dated October  10,  1997
                     between  the  Partnership and  Nick  DeVito,
                     Inc.  relating to the property at 3240 Towne
                     Boulevard,  Middletown,  Ohio  (incorporated
                     by   reference  to  Exhibit  10.10  of  Form
                     10-QSB   filed   with  the   Commission   on
                     November 7, 1997).

              10.40  Purchase   Agreement
                     dated   November   24,  1997   between   the
                     Partnership and David E. Edsall, Trustee  of
                     the  David E. Edsall Trust relating  to  the
                     property    at    3240   Towne    Boulevard,
                     Middletown, Ohio.

              10.41  Purchase   Agreement
                     dated   November   24,  1997   between   the
                     Partnership and James Edward Amend relating to the property at 3240 Towne Boulevard, Middletown, Ohio.

              10.42  Property  Co-Tenancy
                     Ownership Agreement dated December  1,  1997
                     between   the  Partnership  and   David   E.
                     Edsall,  Trustee  of  the  David  E.  Edsall
                     Trust  relating  to  the  property  at  3240
                     Towne Boulevard, Middletown, Ohio.

              10.43  Purchase   Agreement
                     dated   December   1,   1997   between   the
                     Partnership and Joan Koller, Trustee of  the
                     Joan Koller Trust relating to the property at 3240 Towne Boulevard, Middletown, Ohio.

              10.44  Property  Co-Tenancy
                     Ownership Agreement dated December 16,  1997
                     between  the  Partnership and  James  Edward
                     Amend  relating  to  the  property  at  3240
                     Towne Boulevard, Middletown, Ohio.

              10.45  Property  Co-Tenancy
                     Ownership Agreement dated December 16,  1997
                     between the Partnership and Joan Koller, Trustee of the Joan Koller Trust relating to the property at 3240 Towne Boulevard, Middletown, Ohio.

              10.46  Purchase   Agreement
                     dated   December   30,  1997   between   the
                     Partnership,  AEI  Institutional  Net  Lease
                     Fund   '93  and  Richard  W.  Anderson   and
                     Marilyn   R.  Anderson,  Trustees   of   the
                     Anderson  Family  Trust  relating   to   the
                     property   at   5835   Landerbrook    Drive,
                     Lyndhurst Ohio.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          (A)  Exhibits - (Continued)

                                 Description

              10.47  First Amendment to  Net
                     Lease  Agreement  dated  December  31,  1997
                     between   the  Partnership,  AEI  Income   &
                     Growth  Fund  XXI  Limited Partnership,  Net
                     Lease  Income  &  Growth Fund  84-A  Limited
                     Partnership  and  Champps  Americana,   Inc.
                     relating to the property at 955 Golf Road, Schaumburg, Illinois.

              10.48  Purchase   Agreement
                     dated   January   2,   1998   between    the
                     Partnership and Helen M. Rafter relating  to
                     the   property  at  3240  Towne   Boulevard,
                     Middletown, Ohio.

              10.49  Property  Co-Tenancy
                     Ownership  Agreement dated January  7,  1998
                     between the Partnership and Helen M. Rafter relating to the property at 3240 Towne
                     Boulevard, Middletown, Ohio.

              10.50  Property  Co-Tenancy
                     Ownership Agreement dated January  27,  1998
                     between  the  Partnership  and  Richard   W.
                     Anderson and Marilyn R. Anderson, Trustees of the Anderson Family Trust relating to the property at 5835 Landerbrook Drive, Lyndhurst Ohio.

               27    Financial Data Schedule for
                     period ended December 31, 1997.

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

                         AEI NET LEASE INCOME & GROWTH FUND XX
                         Limited Partnership
                         By: AEI Fund Management XX, Inc.
                         Its Managing General Partner



March 23, 1998           By: /s/ Robert P Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                          Date


/s/ Robert P Johnson   President  (Principal Executive  Officer) March 23, 1998
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Mark E Larson      Executive Vice President, Treasurer       March 23, 1998
Mark E. Larson         and Chief Financial Officer
                       (Principal Accounting Officer)