Form 10QSB
period 1998-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1998-05-14
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1. Balance Sheet as of March 31, 1998 and December 31, 1997

         Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                        1998          1997

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 2,800,543    $ 2,112,414
  Receivables                                           11,150         65,985
                                                    -----------    -----------
      Total Current Assets                           2,811,693      2,178,399
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               6,553,532      6,650,715
  Buildings and Equipment                           10,649,399     10,879,290
  Property Acquisition Costs                            53,916         30,207
  Accumulated Depreciation                          (1,042,102)      (972,278)
                                                    -----------    -----------
      Net Investments in Real Estate                16,214,745     16,587,934
                                                    -----------    -----------
           Total  Assets                           $19,026,438    $18,766,333
                                                    ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    80,921    $    98,419
  Distributions Payable                                424,261        194,835
  Unearned Rent                                         41,060              0
                                                    -----------    -----------
      Total Current Liabilities                        546,242        293,254
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (22,139)       (22,210)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,385 outstanding                               18,502,335     18,495,289
                                                    -----------    -----------
      Total Partners' Capital                       18,480,196     18,473,079
                                                    -----------    -----------
         Total Liabilities and Partners' Capital   $19,026,438    $18,766,333
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1998          1997

INCOME:
   Rent                                           $   472,916    $   477,349
   Investment Income                                   36,261         30,741
                                                   -----------    -----------
        Total Income                                  509,177        508,090
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             71,145         50,676
   Partnership Administration and Property
      Management - Unrelated Parties                   32,837         22,314
      Depreciation                                     92,847         99,726
                                                   -----------    -----------
        Total Expenses                                196,829        172,716
                                                   -----------    -----------

OPERATING INCOME                                      312,348        335,374

GAIN ON SALE OF REAL ESTATE                           134,164         38,692
                                                   -----------    -----------
NET INCOME                                        $   446,512    $   374,066
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     4,465    $     3,741
   Limited Partners                                   442,047        370,325
                                                   -----------    -----------
                                                  $   446,512    $   374,066
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (23,385 and 23,652 weighted average Units
   outstanding in 1998 and 1997, respectively)    $     18.90    $     15.66
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                          1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   446,512   $   374,066

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        92,847        99,726
     Gain on Sale of Real Estate                       (134,164)      (38,692)
     (Increase) Decrease in Receivables                  54,835       (38,626)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (17,498)      (33,986)
     Increase in Unearned Rent                           41,060        36,100
                                                     -----------   -----------
        Total Adjustments                                37,080        24,522
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            483,592       398,588
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (23,709)       (5,248)
   Proceeds from Sale of Real Estate                    438,215       224,838
                                                     -----------   -----------
        Net Cash Provided By
        Investing Activities                            414,506       219,590
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         229,426          (135)
   Distributions to Partners                           (439,395)     (484,849)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (209,969)     (484,984)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               688,129       133,194

CASH AND CASH EQUIVALENTS, beginning of period        2,112,414     2,177,670
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 2,800,543   $ 2,310,864
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (14,833)  $19,225,611  $19,210,778    23,652.30

  Distributions                 (4,849)     (480,000)    (484,849)

  Net Income                     3,741       370,325      374,066
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1997      $ (15,941)  $19,115,936  $19,099,995    23,652.30
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (22,210)  $18,495,289  $18,473,079    23,385.09

  Distributions                 (4,394)     (435,001)    (439,395)

  Net Income                     4,465       442,047      446,512
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (22,139)  $18,502,335  $18,480,196    23,385.09
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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

     Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the three months ended March 31, 1997, the net gain was $38,692.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     Through March 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the three months ended March 31, 1998, the net gain was $78,734.

     On January 27, 1998, the Partnership sold 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $184,032 which resulted in a net gain of $41,140. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $149,183 and $6,291, respectively.

     In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which, in 1997, resulted in a net loss of $36,025. The original cost of the parcel of land was $73,077. The Partnership believed the state of Colorado undervalued the land and successfully negotiated to receive additional net proceeds of $14,290, which was recognized as a gain in the first quarter of 1998.

     During the first three months of 1998, the Partnership distributed net sale proceeds of $34,200 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.45 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $797,216 relating to the review of potential property acquisitions. Of these costs, $743,300 have been capitalized and allocated to land, building and equipment. The remaining costs of $53,916 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $472,916 and $477,349, respectively. During the same periods, the Partnership earned investment income of $36,261 and $30,741, respectively. In 1998, rental income decreased as a result of the property sales and the restructuring of the Media Play property discussed below. These decreases were partially offset by additional rent received from one property acquisition in 1997 and rent increases on six properties.

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

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $71,145 and $50,676, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,837 and $22,314, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        As of March 31, 1998, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances increased $688,129 mainly as a result of proceeds received from the sale of real estate. Net cash provided by operating activities increased from $398,588 in 1997 to $483,592 in 1998 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1998 and March 31, 1997, the Partnership generated cash flow from the sale of real estate of $438,215 and $224,838, respectively. During the same periods, the Partnership expended $23,709 and $5,248, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

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

        Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the three months ended March 31, 1997, the net gain was $38,692.

        Through March 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the three months ended March 31, 1998, the net gain was $78,734.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On January 27, 1998, the Partnership sold 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $184,032 which resulted in a net gain of $41,140. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $149,183 and $6,291, respectively.

        In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which, in 1997, resulted in a net loss of $36,025. The original cost of the parcel of land was $73,077. The Partnership believed the state of Colorado undervalued the land and successfully negotiated to receive additional net proceeds of $14,290, which was recognized as a gain in the first quarter of 1998.

        During the first three months of 1998, the Partnership distributed net sale proceeds of $34,200 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.45 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable fluctuate from year to year due to cash used to fund redemption payments. Effective July 1, 1997, the Partnership's distribution rate was reduced from 8.0% to 7.25%. As a result, distributions during the first three months of 1997 were higher when compared to the same period in 1998.

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

        During 1997, sixteen Limited Partners redeemed a total of
267.2 Partnership Units for $229,518 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, twenty-one Limited Partners redeemed a total of 347.7 Partnership Units for $312,465. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

           27    Financial Data Schedule  for  period
                 ended March 31, 1998.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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