Form 10QSB
period 1998-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1998-11-10
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

         Statements for the Periods ended September 30, 1998  and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,055,269     $ 2,112,414
  Receivables                                           6,610          65,985
                                                   -----------     -----------
      Total Current Assets                          2,061,879       2,178,399
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              7,175,132       6,650,715
  Buildings and Equipment                          10,649,400      10,879,290
  Construction in Progress                             63,476               0
  Property Acquisition Costs                           56,533          30,207
  Accumulated Depreciation                         (1,227,495)       (972,278)
                                                   -----------     -----------
      Net Investments in Real Estate               16,717,046      16,587,934
                                                   -----------     -----------
           Total  Assets                          $18,778,925     $18,766,333
                                                   ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    82,329     $    98,419
  Distributions Payable                               424,509         194,835
  Unearned Rent                                        21,126               0
                                                   -----------     -----------
      Total Current Liabilities                       527,964         293,254
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (24,431)        (22,210)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,385 Units outstanding                        18,275,392      18,495,289
                                                   -----------     -----------
      Total Partners' Capital                      18,250,961      18,473,079
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $18,778,925     $18,766,333
                                                   ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                 9/30/98      9/30/97     9/30/98      9/30/97

INCOME:
   Rent                        $ 479,023    $ 473,724   $1,423,867  $1,423,412
   Investment Income              31,135       25,412      103,814      82,001
                                ---------    ---------   ----------  ----------
        Total Income             510,158      499,136    1,527,681   1,505,413
                                ---------    ---------   ----------  ----------

EXPENSES:
   Partnership Administration -
    Affiliates                    60,892       66,354      196,236     187,505
   Partnership Administration
    and Property Management -
    Unrelated Parties             29,892       30,425       91,304      80,627
   Depreciation                   92,697       98,041      278,240     296,482
                                ---------    ---------   ----------  ----------
        Total Expenses           183,481      194,820      565,780     564,614
                                ---------    ---------   ----------  ----------

OPERATING INCOME                 326,677      304,316      961,901     940,799

GAIN ON SALE OF REAL ESTATE            0      122,066      134,164     160,760
                                ---------    ---------   ----------  ----------
NET INCOME                     $ 326,677    $ 426,382   $1,096,065  $1,101,559
                                =========    =========   ==========  ==========

NET INCOME ALLOCATED:
   General Partners            $   3,267    $   4,264   $   10,961  $   11,016
   Limited Partners              323,410      422,118    1,085,104   1,090,543
                                ---------    ---------   ----------  ----------
                               $ 326,677    $ 426,382   $1,096,065  $1,101,559
                                =========    =========   ==========  ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,385 and 23,652 weighted
 average Units outstanding in 1998
 and 1997, respectively)       $   13.83    $   17.85   $    46.40  $    46.11
                                =========    =========   ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $ 1,096,065    $ 1,101,559

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     278,240        296,482
     Gain on Sale of Real Estate                     (134,164)      (160,760)
     (Increase) Decrease in Receivables                59,375        (28,783)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (16,090)        23,797
     Increase in Unearned Rent                         21,126         43,490
                                                   -----------    -----------
        Total Adjustments                             208,487        174,226
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                        1,304,552      1,275,785
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (711,403)      (877,057)
   Proceeds from Sale of Real Estate                  438,215        985,835
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         (273,188)       108,778
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) Decrease in Distributions Payable        229,674        (44,324)
  Distributions to Partners                        (1,318,183)    (1,409,091)
                                                   -----------    -----------
        Net Cash Used For
        Financing  Activities                      (1,088,509)    (1,453,415)
                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (57,145)       (68,852)

CASH AND CASH EQUIVALENTS, beginning of period      2,112,414      2,177,670
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,055,269    $ 2,108,818
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (14,833)  $19,225,611  $19,210,778    23,652.30

  Distributions                (14,091)   (1,395,000)  (1,409,091)

  Net Income                    11,016     1,090,543    1,101,559
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1997  $ (17,908)  $18,921,154  $18,903,246    23,652.30
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (22,210)  $18,495,289  $18,473,079    23,385.09

  Distributions                (13,182)   (1,305,001)  (1,318,183)

  Net Income                    10,961     1,085,104    1,096,065
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1998  $ (24,431)  $18,275,392  $18,250,961    23,385.09
                              =========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $63,476 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $2,106,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $217,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.

     Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the nine months ended September 30, 1997, the net gain was $155,305.

     Through September 30, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the nine months ended September 30, 1998 and 1997, the net gain was $78,734 and $37,703.

     On January 27, 1998, the Partnership sold 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $184,032 which resulted in a net gain of $41,140. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $149,183 and $6,291, respectively.

     In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which, in 1997, resulted in a net loss of $36,025 of which $32,248 was recognized in the first nine months of 1997. The original cost of the parcel of land was $73,077. The Partnership believed the state of Colorado undervalued the land and successfully negotiated to receive additional net proceeds of $14,290, which was recognized as a gain in the first quarter of 1998.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     During  the  first  nine  months  of  1998  and  1997,   the
     Partnership distributed net sale proceeds of $78,041 and $102,413 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.31 and $4.29 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $799,834 relating to the review of potential property acquisitions. Of these costs, $743,301 have been capitalized and allocated to land, building and equipment. The remaining costs of $56,533 have been capitalized and will be allocated to property acquisitions in future periods.

 (4) Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $1,423,867 and
$1,423,412, respectively. During the same periods, the Partnership earned investment income of $103,814 and $82,001, respectively. In 1998, rental income increased as a result of additional rent received from two property acquisitions in 1997 and 1998 and rent increases on seven properties. These increases were offset by the property sales and the restructuring of the Media Play property discussed below.

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

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $196,236 and $187,505, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $91,304 and $80,627, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

         As   of  September  30,  1998,  the  Partnership's  cash
distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances decreased $57,145 as a result of cash used to purchase additional properties which was partially offset by cash generated from the sale of property and cash generated from operating activities in excess of distributions. Net cash provided by operating activities increased from $1,275,785 in 1997 to $1,304,552 in 1998 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $438,215 and $985,835, respectively. During the same periods, the Partnership expended $711,403 and $877,057, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $63,476 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $2,106,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $217,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.

        Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the nine months ended September 30, 1997, the net gain was $155,305.

       Through September 30, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the nine months ended September 30, 1998 and 1997, the net gain was $78,734 and $37,703.

        On January 27, 1998, the Partnership sold 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $184,032 which resulted in a net gain of $41,140. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $149,183 and $6,291, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which, in 1997, resulted in a net loss of $36,025 of which $32,248 was recognized in the first nine months of 1997. The original cost of the parcel of land was $73,077. The Partnership believed the state of Colorado undervalued the land and successfully negotiated to receive additional net proceeds of $14,290, which was recognized as a gain in the first quarter of 1998.

        During the first nine months of 1998 and 1997, the Partnership distributed net sale proceeds of $78,041 and $102,413 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.31 and $4.29 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable fluctuate from year to year due to cash used to fund redemption payments. Effective July 1, 1997, the Partnership's distribution rate was reduced from 8.0% to 7.25%. As a result, distributions during the first nine months of 1997 were higher when compared to the same period in 1998.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. In prior years, thirty-seven Limited Partners redeemed a total of 614.9 Partnership Units for $541,983. The redemptions increased the
remaining   Limited   Partners'   ownership   interest   in   the
Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                            Description

          10.1   Development   Financing   Agreement
                 dated   August   11,  1998   between   the
                 Partnership,  Net Lease  Income  &  Growth
                 Fund   84-A   Limited   Partnership    and
                 Americana  Dining Corporation relating  to
                 the   property  at  3993  Morse  Crossing,
                 Columbus, Ohio.

          10.2   Net Lease Agreement dated August  11,
                 1998  between the Partnership,  Net  Lease
                 Income   &   Growth  Fund   84-A   Limited
                 Partnership    and    Americana     Dining
                 Corporation relating to the property at 3993 Morse Crossing, Columbus, Ohio.

          27     Financial Data Schedule  for  period
                 ended September 30, 1998.

         b.   Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Net Lease Income & Growth  Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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