Form 10KSB
period 1998-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1999-03-30
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                      Yes  [X]         No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $2,038,914.

As of February 28, 1999, there were 23,350.79 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,350,790.

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

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 10% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $654,272 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $2,065,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $217,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.

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

        Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the years ended
December 31, 1998 and 1997, the net gain was $78,734 and $311,169.

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

        As of December 31, 1997, based on an analysis of market conditions, it was determined the fair value of the Partnership's interest in the Media Play retail store was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $626,800 was recognized, which is the difference between the book value at December 31, 1997 of $1,352,800 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1998, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 78% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 1999 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                               Summit Family
 (40.1354%)             9/30/93  $  531,331   Restaurants, Inc.  $   71,090  $ 18.45

Red Robin Restaurant                             The Snyder
 Colorado Springs, CO   2/24/94  $2,229,190     Group Company    $  284,364  $ 39.06

Red Robin Restaurant                             The Snyder
 Colorado Springs, CO   2/24/94  $1,755,441     Group Company    $  209,209  $ 28.88

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                         RTM
 (1.1177%)              5/16/94  $   13,865     Georgia, Inc.    $    1,635  $ 36.23

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Applebee's Restaurant
 Middletown, OH                                 Thomas &
 (5.925%)               7/15/94  $   69,106    King, Inc.        $    8,255  $ 25.57

                                               Huntington
Denny's Restaurant                             Restaurants
 Burleson, TX           12/6/94  $  923,480    Group, Inc.       $  106,019  $ 22.18

                                               Renaissant
Applebee's Restaurant                          Development
 McAllen, TX            12/8/94  $1,320,104    Corporation       $  158,355  $ 29.40

Applebee's Restaurant                             Gulf Coast
 Lafayette, LA          1/17/95  $1,176,559    Restaurants, Inc. $  160,684  $ 29.58

                                                Renaissant
Applebee's Restaurant                           Development
 Brownsville, TX        8/31/95  $1,378,736     Corporation      $  163,944  $ 26.93

                                                Huntington
Denny's Restaurant                              Restaurants
 Grapevine, TX         11/21/95  $1,354,721     Group, Inc.      $  150,333  $ 30.41

Media Play Retail Store
 Apple Valley, MN
 (33.0%)               12/21/95  $1,422,701        (1)

Garden Ridge Retail Store
 Pineville, NC                                    Garden
 (18.50%)               3/28/96  $1,667,092      Ridge L.P.      $  174,319  $  6.65

Champps
 Americana Restaurant
 Lyndhurst, OH                                 Americana Dining
 (85.21315%)            4/10/96  $2,311,211      Corporation     $  243,189  $ 34.93

Champps
 Americana Restaurant
 Schaumburg, IL                                    Champps
 (37.0%)               12/31/97  $1,676,195    Americana, Inc.   $  176,405  $ 42.73

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.


Champps
 Americana Restaurant
 Columbus, OH                                    Americana
 (60.0%)                                           Dining
 (land only) (2)        8/11/98  $  621,600      Corporation     $   43,512  $  6.62

(1) The property was vacated on January 31, 1997 and listed for sale or lease.
(2) The restaurant was under construction as of December 31, 1998.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership or unrelated third parties. The remaining interests in the Media
Play and Garden Ridge retail stores are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Champps Americana restaurant in Schaumburg, Illinois, are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership. The remaining interests in the Champps Americana in Lyndhurst, Ohio, Applebee's in Middletown, Ohio, HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties. The remaining interest in the Champps Americana restaurant in Columbus, Ohio, is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.

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

       Through December 31, 1998, all properties were 100 percent occupied by the lessees, except the Media Play retail store which has been 100% vacant since January 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 1,603 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of thirty-seven Limited Partners redeemed 614.9 Partnership Units for $541,983 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS. (Continued)

       Cash distributions of $17,575 and $18,427 were made to the General Partners and $1,740,002 and $1,594,801 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As  part  of the Limited Partner distributions  discussed
above,  the  Partnership  distributed $77,261  and  $122,770   of
proceeds from property sales in 1998 and 1997, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $1,910,372 and
$1,880,720, respectively. During the same periods, the Partnership earned investment income of $128,542 and $123,172, respectively. In 1998, rental income increased as a result of additional rent received from two property acquisitions in 1997 and 1998 and rent increases on seven properties. These increases were offset by the property sales and the restructuring of the Media Play property discussed below.

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

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $251,774 and $247,842, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $102,441 and $106,712, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

         As of December 31, 1998, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances decreased $704,723 as a result of cash used to purchase additional properties which was partially offset by cash generated from the sale of property and cash generated from operating activities in excess of distributions. Net cash provided by operating activities increased from $1,604,421 in 1997 to $1,689,142 in 1998 mainly as a result of an increase in income in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $438,215 and $2,098,981, respectively. During the same periods, the Partnership expended $1,304,177 and $1,651,992, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

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

        On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $654,272 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $2,065,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $217,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.

        Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the year ended December 31, 1997, the net gain was $197,431.

        Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the years ended
December 31, 1998 and 1997, the net gain was $78,734 and $311,169.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 1998 and 1997, the Partnership distributed $78,041 and $124,011 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.31 and $5.20 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of thirty-seven Limited Partners redeemed 614.9 Partnership Units for $541,983 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota       /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January  27, 1999                Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,407,691     $ 2,112,414
  Receivables                                        47,792          65,985
                                                 -----------     -----------
      Total Current Assets                        1,455,483       2,178,399
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            7,175,132       6,650,715
  Buildings and Equipment                        10,649,400      10,879,290
  Construction in Progress                          654,272               0
  Property Acquisition Costs                         58,511          30,207
  Accumulated Depreciation                       (1,320,192)       (972,278)
                                                 -----------     -----------
      Net Investments in Real Estate             17,217,123      16,587,934
                                                 -----------     -----------
           Total  Assets                        $18,672,606     $18,766,333
                                                 ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    84,669     $    98,419
  Distributions Payable                             424,509         194,835
                                                 -----------     -----------
      Total Current Liabilities                     509,178         293,254
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (25,306)        (22,210)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,385  Units outstanding in 1998 and 1997    18,188,734      18,495,289
                                                 -----------     -----------
      Total Partners' Capital                    18,163,428      18,473,079
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $18,672,606     $18,766,333
                                                 ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   1998            1997

INCOME:
  Rent                                         $ 1,910,372     $ 1,880,720
  Investment Income                                128,542         123,172
                                                -----------     -----------
      Total Income                               2,038,914       2,003,892
                                                -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates          251,774         247,842
  Partnership Administration and Property
     Management - Unrelated Parties                102,441         106,712
  Depreciation                                     370,937         390,066
  Real Estate Impairment                                 0         626,800
                                                -----------     -----------
      Total Expenses                               725,152       1,371,420
                                                -----------     -----------

OPERATING INCOME                                 1,313,762         632,472

GAIN ON SALE OF REAL ESTATE                        134,164         472,575
                                                -----------     -----------
NET INCOME                                     $ 1,447,926     $ 1,105,047
                                                ===========     ===========

NET INCOME ALLOCATED:
  General Partners                                  14,479          11,050
  Limited Partners                               1,433,447       1,093,997
                                                -----------     -----------
                                               $ 1,447,926     $ 1,105,047
                                                ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,385 and 23,585 weighted average Units
 outstanding in 1998 and 1997, respectively)   $     61.30     $     46.39
                                                ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $ 1,447,926     $ 1,105,047

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      370,937         390,066
     Real Estate Impairment                                  0         626,800
     Gain on Sale of Real Estate                      (134,164)       (472,575)
     (Increase) Decrease in Receivables                 18,193         (65,890)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (13,750)         20,973
                                                    -----------     -----------
       Total Adjustments                               241,216         499,374
                                                    -----------     -----------
       Net Cash Provided By
           Operating Activities                      1,689,142       1,604,421
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (1,304,177)     (1,651,992)
  Proceeds From Sale of Real Estate                    438,215       2,098,981
                                                    -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                       (865,962)        446,989
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable         229,674        (273,920)
  Distributions to Partners                         (1,757,577)     (1,610,910)
  Redemption Payments                                        0        (231,836)
                                                    -----------     -----------
       Net Cash Used For
           Financing Activities                     (1,527,903)     (2,116,666)
                                                    -----------     -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                               (704,723)        (65,256)

CASH AND CASH EQUIVALENTS, beginning of period       2,112,414       2,177,670
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,407,691     $ 2,112,414
                                                    ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $  (14,833)  $19,225,611  $19,210,778    23,652.30

  Distributions                 (16,109)   (1,594,801)  (1,610,910)

  Redemption Payments            (2,318)     (229,518)    (231,836)     (267.21)

  Net Income                     11,050     1,093,997    1,105,047
                              ----------   -----------  -----------  ----------
BALANCE, December 31, 1997      (22,210)   18,495,289   18,473,079    23,385.09

  Distributions                 (17,575)   (1,740,002)  (1,757,577)

  Net Income                     14,479     1,433,447    1,447,926
                              ----------   -----------  -----------  ----------
BALANCE, December 31, 1998   $  (25,306)  $18,188,734  $18,163,428    23,385.09
                              ==========   ===========  ===========  ==========


 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

(3)  Related Party Transactions -

     The Partnership owns a 33.0% interest in a Media Play retail store and an 18.5% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 37.0% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership. The Partnership owns a 60.0% interest in a Champps Americana restaurant being constructed in Columbus, Ohio. The remaining interest in this property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership. As of December 31, 1998, the Partnership owns a 5.925% interest in an Applebee's restaurant in Middletown, Ohio. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 6.03372% interest in this property until September 30, 1997 when the interest was sold to an unrelated third party. As of December 31, 1998, the Partnership owns an 85.21315% interest in a Champps Americana restaurant in Lyndhurst, Ohio. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership owned a 4.57256% interest in this property until January 27, 1998 when its interest was sold to an unrelated third party. The Individual General Partner of the Partnership owned a 4.71398% interest in this property until January 20, 1998 when his interest was sold to an unrelated third party.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                     1998           1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $ 251,774     $ 247,842
                                                    ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                            $ 102,441     $ 106,712
                                                    ========      ========
c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts
  are net of financing and commitment fees
  and expense reimbursements received by the
  Partnership from the lessees in the amount
  of $30,371 and $24,720  for 1998 and
  1997, respectively.                              $  28,305     $  11,012
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

                   DECEMBER 31, 1998 AND 1997

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

     The Partnership's properties are all commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Garden Ridge retail store and Champps Americana restaurant in Lyndhurst, Ohio were constructed and acquired in 1996. The Champps Americana restaurant in Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant will be completed in 1999. The remaining properties were constructed and acquired in either 1994 or 1995. There have been no costs capitalized as improvements subsequent to the acquisitions.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1998 are as follows:

                                        Buildings and             Accumulated
Property                        Land      Equipment      Total    Depreciation

HomeTown Buffet,
 Albuquerque, NM            $  241,960   $  289,371   $  531,331   $   50,640
Red Robin,
 Colorado Springs, CO          905,980    1,323,210    2,229,190      215,022
Red Robin,
 Colorado Springs, CO          721,168    1,034,273    1,755,441      168,069
Arby's/Mrs. Winner's,
 Smyrna, GA                      5,775        8,090       13,865        1,283
Applebee's, Middletown, OH      20,844       48,262       69,106        8,379
Denny's, Burleson, TX          374,721      548,759      923,480       77,500
Applebee's, McAllen, TX        463,553      856,551    1,320,104      134,181
Applebee's, Lafayette, LA      416,197      760,362    1,176,559      107,557
Applebee's, Brownsville, TX    523,042      855,694    1,378,736      112,298
Denny's, Grapevine, TX         722,668      632,053    1,354,721       69,582
Media Play, Apple Valley, MN   230,304      565,597      795,901       87,644
Garden Ridge, Pineville, NC    540,354    1,126,738    1,667,092      103,284
Champps Americana,
 Lyndhurst, OH                 674,374    1,636,837    2,311,211      150,833
Champps Americana,
 Schaumburg, IL                712,592      963,603    1,676,195       33,920
Champps Americana
 Columbus, OH                  621,600            0      621,600            0
                            -----------  ----------   -----------  -----------
                           $ 7,175,132  $10,649,400  $17,824,532  $ 1,320,192
                            ===========  ==========   ===========  ===========

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,422,701. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

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

     On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $654,272 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $2,065,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $217,000.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the year ended December 31, 1997, the net gain was $197,431.

     Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the years ended December 31, 1998 and 1997, the net gain was $78,734 and $311,169.

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

     During 1998 and 1997, the Partnership distributed $78,041 and $124,011 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.31 and $5.20 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $801,812 relating to the review of potential property acquisitions. Of these costs, $743,301 have been capitalized and allocated to land, building and equipment. The remaining costs of $58,511 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1998.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999           $ 1,972,701
                       2000             1,999,797
                       2001             2,033,693
                       2002             2,073,868
                       2003             2,103,185
                       Thereafter      22,663,516
                                       -----------
                                      $32,846,760
                                       ===========

     There were no contingent rents recognized in 1998 or 1997.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                      1998          1997
      Tenants                     Industry

     The Snyder Group Company    Restaurant       $  488,895     $  463,454
     Champps Americana Group     Restaurant          437,652        299,554
     Renaissant Development
        Corporation              Restaurant          314,203        298,425
     Huntington Restaurants
        Group, Inc.              Restaurant          253,749        248,957
                                                   ----------     ----------

     Aggregate rent revenue of major tenants      $1,494,499     $1,310,390
                                                   ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   78%           70%
                                                   ==========     ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Partners' Capital -

     Cash distributions of $17,575 and $18,427 were made to the General Partners and $1,740,002 and $1,594,801 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $74.41 and $67.62 per Limited Partnership Unit outstanding using 23,385 and 23,585 weighted average Units in 1998 and 1997, respectively. The distributions represent $61.30 and $36.58 per Unit of Net Income and $13.11 and $31.04 per Unit of return of contributed capital in 1998 and 1997, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $77,261 and $122,770 of proceeds from property sales in 1998 and 1997, respectively.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1998, the Partnership did not redeem any Units from the Limited Partners. In 1997, sixteen Limited Partners redeemed a total of 267.2 Partnership Units for $229,518. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,026.29 per original $1,000 invested.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     1998           1997

     Net Income for Financial
      Reporting Purposes                          $1,447,926     $1,105,047

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                              62,712         76,148

     Amortization of Start-Up and
      Organization Costs                             (61,015)       (61,124)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                      0        626,800

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes                      (222)        (3,387)
                                                   ----------     ----------
           Taxable Income to Partners             $1,449,401     $1,743,484
                                                   ==========     ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:
                                                    1998           1997

     Partners' Capital for
      Financial Reporting Purposes               $18,163,428    $18,473,079

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                             831,412        768,923

     Capitalized Start-Up Costs
      Under Section 195                              303,182        303,182

     Amortization of Start-Up and
      Organization Costs                            (221,349)      (160,334)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes             3,277,273      3,277,272
                                                  -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes             $22,353,946    $22,662,122
                                                  ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        1998                     1997
                               Carrying       Fair       Carrying      Fair
                                Amount        Value       Amount       Value

     Cash                    $      269   $      269   $      400  $      400
     Money Market Funds       1,407,422    1,407,422    2,112,014   2,112,014
                              ---------    ---------    ---------   ---------
       Total Cash and
          Cash Equivalents   $1,407,691   $1,407,691   $2,112,414  $2,112,414
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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 1999. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1998.

 Person or Entity                                    Amount Incurred From
    Receiving                Form and Method     Inception (September 2, 1992)
  Compensation               of Compensation         To December 31, 1998

AEI Securities, Inc.  Selling Commissions equal to 8%      $2,398,039
(formerly AEI         of prceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other      $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all        $  801,812
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal    $   82,880
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all        $1,351,708
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations and other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds  $    7,890
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per annum,
                      cumulative but not compounded, to the
                      extent  not   previously distributed.
                      10%  of  distributions of Net Proceeds
                      of  Sale thereafter.


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1998, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

          A.   Exhibits -

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

          A.   Exhibits -

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

              10.16  First  Amendment   to
                     Lease  Agreement dated March 1, 1996 between
                     TKC  X,  LLC and Garden Ridge, L.P. relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 10, 1996).

              10.17  Assignment    and
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

          A.   Exhibits -

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

              10.19  Property  Co-Tenancy
                     Ownership  Agreement  dated  September   27,
                     1996   between  the  Partnership   and   the
                     Margaret   E.   Brust   Irrevocable    Trust
                     relating to the property at 4950 South  Cobb
                     Drive,  Smyrna,  Georgia  (incorporated   by
                     reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 13,
                     1996).

              10.20  Surrender     and
                     Termination   of   Lease   Agreement   dated
                     November  22,  1996 between the Partnership,
                     AEI  Net  Lease  Income &  Growth  Fund  XIX
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund   XXI  Limited  Partnership   and   The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370  W. 153rd  Street,  Apple
                     Valley,    Minnesota    (incorporated     by
                     reference to Exhibit 10.43 of Form 10-KSB filed with the Commission on March 21,
                     1997).

              10.21  Property  Co-Tenancy
                     Ownership Agreement dated December  6,  1996
                     between  the  Partnership and  the  John  J.
                     Zeller   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.45 of Form 10-KSB filed with the Commission on March 21, 1997).

              10.22  Property  Co-Tenancy
                     Ownership Agreement dated January  10,  1997
                     between  the  partnership and  the  Mark  A.
                     Benson   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.47 of Form 10-KSB filed with the Commission on March 21, 1997).

              10.23  Purchase   Agreement
                     dated    April   15,   1997   between    the
                     Partnership and Anton Kuster, Jr. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.24  Property  Co-Tenancy
                     Ownership  Agreement dated  April  21,  1997
                     between the Partnership and Anton Kuster, Jr. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 13, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits -

                                 Description

              10.25  Development  Financing
                     Agreement  dated April 21, 1997 between  the
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited  Partnership,  Net  Lease  Income  &
                     Growth  Fund  84-A Limited  Partnership  and
                     Champps  Americana,  Inc.  relating  to  the
                     property   at  955  Golf  Road,  Schaumburg,
                     Illinois   (incorporated  by  reference   to
                     Exhibit 10.3 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.26  Net  Lease  Agreement
                     dated    April   21,   1997   between    the
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited  Partnership,  Net  Lease  Income  &
                     Growth  Fund  84-A Limited  Partnership  and
                     Champps  Americana,  Inc.  relating  to  the
                     property   at  955  Golf  Road,  Schaumburg,
                     Illinois   (incorporated  by  reference   to
                     Exhibit 10.4 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.27  Purchase   Agreement
                     dated    August   4,   1997   between    the
                     Partnership  and Russell C.  Mayer,  Trustee
                     and   Dixie   Mayer,   Trustee,   or   their
                     Successor  Trustees of the  Russell  C.  and
                     Dixie  Mayer Trust relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 7, 1997).

              10.28  Property  Co-Tenancy
                     Agreement dated August 14, 1997 between  the
                     Partnership  and Russell C.  Mayer,  Trustee
                     and   Dixie   Mayer,   Trustee,   or   their
                     Successor  Trustees of the  Russell  C.  and
                     Dixie  Mayer Trust relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on November 7, 1997).

              10.29  Purchase   Agreement
                     dated   September   9,  1997   between   the
                     Partnership and Nick DeVito, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.30  Purchase   Agreement
                     dated   September   9,  1997   between   the
                     Partnership and Nick DeVito, Inc. relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 7, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits -
                               Description

              10.31  Purchase   Agreement
                     dated   September  16,  1997   between   the
                     Partnership  and  Richard  J.   Abbott   and
                     Marjory  T. Abbott relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.5
                     of Form 10-QSB filed with the Commission on November 7, 1997).

              10.32  Purchase   Agreement
                     dated   September  16,  1997   between   the
                     Partnership,  AEI  Institutional  Net  Lease
                     Fund  '93 and Richard J. Abbott and  Marjory
                     T.  Abbott relating to the property at  3240
                     Towne     Boulevard,    Middletown,     Ohio
                     (incorporated by reference to  Exhibit  10.6
                     of Form 10-QSB filed with the Commission on November 7, 1997).

              10.33  Property  Co-Tenancy
                     Ownership  Agreement  dated  September   30,
                     1997 between the Partnership and Richard  J.
                     Abbott and Marjory T. Abbott relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.34  Property  Co-Tenancy
                     Ownership  Agreement  dated  September   30,
                     1997 between the Partnership and Richard  J.
                     Abbott  and  Marjory T. Abbott  relating  to
                     the   property  at  3240  Towne   Boulevard,
                     Middletown, Ohio (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.35  Property  Co-Tenancy
                     Ownership  Agreement dated October  9,  1997
                     between the Partnership and Nick DeVito, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed with the Commission on November 7,
                     1997).

              10.36  Property  Co-Tenancy
                     Ownership Agreement dated October  10,  1997
                     between  the  Partnership and  Nick  DeVito,
                     Inc.  relating to the property at 3240 Towne
                     Boulevard,  Middletown,  Ohio  (incorporated
                     by   reference  to  Exhibit  10.10  of  Form
                     10-QSB   filed   with  the   Commission   on
                     November 7, 1997).

              10.37  Purchase   Agreement
                     dated   November   24,  1997   between   the
                     Partnership and David E. Edsall, Trustee  of
                     the  David E. Edsall Trust relating  to  the
                     property    at    3240   Towne    Boulevard,
                     Middletown, Ohio (incorporated by reference to Exhibit 10.40 of Form 10-KSB filed with the Commission on March 23, 1998).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits -

                                Description

              10.38  Purchase   Agreement
                     dated   November   24,  1997   between   the
                     Partnership and James Edward Amend relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.41 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.39  Property  Co-Tenancy
                     Ownership Agreement dated December  1,  1997
                     between   the  Partnership  and   David   E.
                     Edsall,  Trustee  of  the  David  E.  Edsall
                     Trust  relating  to  the  property  at  3240
                     Towne     Boulevard,    Middletown,     Ohio
                     (incorporated by reference to Exhibit  10.42
                     of Form 10-KSB filed with the Commission on March 23, 1998).

              10.40  Purchase   Agreement
                     dated   December   1,   1997   between   the
                     Partnership and Joan Koller, Trustee of  the
                     Joan  Koller Trust relating to the  property
                     at  3240  Towne Boulevard, Middletown,  Ohio
                     (incorporated by reference to Exhibit  10.43
                     of Form 10-KSB filed with the Commission on March 23, 1998).

              10.41  Property  Co-Tenancy
                     Ownership Agreement dated December 16,  1997
                     between  the  Partnership and  James  Edward
                     Amend  relating  to  the  property  at  3240
                     Towne     Boulevard,    Middletown,     Ohio
                     (incorporated by reference to Exhibit  10.44
                     of Form 10-KSB filed with the Commission on March 23, 1998).

              10.42  Property  Co-Tenancy
                     Ownership Agreement dated December 16,  1997
                     between the Partnership and Joan Koller, Trustee of the Joan Koller Trust relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.45 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.43  Purchase   Agreement
                     dated   December   30,  1997   between   the
                     Partnership,  AEI  Institutional  Net  Lease
                     Fund   '93  and  Richard  W.  Anderson   and
                     Marilyn   R.  Anderson,  Trustees   of   the
                     Anderson  Family  Trust  relating   to   the
                     property   at   5835   Landerbrook    Drive,
                     Lyndhurst Ohio (incorporated by reference to Exhibit 10.46 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.44  First Amendment to  Net
                     Lease  Agreement  dated  December  31,  1997
                     between   the  Partnership,  AEI  Income   &
                     Growth  Fund  XXI  Limited Partnership,  Net
                     Lease  Income  &  Growth Fund  84-A  Limited
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 955 Golf  Road,
                     Schaumburg,   Illinois   (incorporated    by
                     reference to Exhibit 10.47 of Form 10-KSB filed with the Commission on March 23,
                     1998).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits -

                                   Description

              10.45  Purchase   Agreement
                     dated   January   2,   1998   between    the
                     Partnership and Helen M. Rafter relating  to
                     the   property  at  3240  Towne   Boulevard,
                     Middletown, Ohio (incorporated by reference to Exhibit 10.48 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.46  Property  Co-Tenancy
                     Ownership  Agreement dated January  7,  1998
                     between the Partnership and Helen M. Rafter relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.49 of Form 10-KSB filed with the Commission on March 23,
                     1998).

              10.47  Property  Co-Tenancy
                     Ownership Agreement dated January  27,  1998
                     between  the  Partnership  and  Richard   W.
                     Anderson and Marilyn R. Anderson, Trustees of the Anderson Family Trust relating to the property at 5835 Landerbrook Drive, Lyndhurst Ohio (incorporated by reference to Exhibit 10.50 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.48  Development  Financing  Agreement
                     dated   August   11,   1998   between    the
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited  Partnership  and   Americana
                     Dining  Corporation relating to the property
                     at   3993  Morse  Crossing,  Columbus,  Ohio
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 9, 1998).

              10.49  Net Lease Agreement dated  August
                     11,  1998 between the Partnership, Net Lease
                     Income    &   Growth   Fund   84-A   Limited
                     Partnership     and     Americana     Dining
                     Corporation  relating  to  the  property  at
                     3993    Morse   Crossing,   Columbus,   Ohio
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on November 9, 1998).

               27    Financial Data Schedule for
                     period ended December 31, 1998.

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

                           AEI NET LEASE INCOME & GROWTH FUND XX
                           Limited Partnership
                           By: AEI Fund Management XX, Inc.
                           Its Managing General Partner



March 12, 1999             By: /s/ Robert P Johnson
                                   Robert P. Johnson, President  and
                                   Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                           Date


/s/ Robert P Johnson  President (Principal Executive  Officer)  March 12, 1999
    Robert P. Johnson and Sole Director of Managing General
                      Partner

/s/ Mark E Larson     Executive Vice President, Treasurer       March 12, 1999
    Mark E. Larson    and Chief Financial Officer
                      (Principal Accounting Officer)