Form 10QSB
period 1999-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1999-05-13
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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

                       Yes             No   [X]




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December  31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                       1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,030,255    $ 1,407,691
  Receivables                                           74,918         47,792
                                                    -----------    -----------
      Total Current Assets                           1,105,173      1,455,483
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               7,175,132      7,175,132
  Buildings and Equipment                           10,649,400     10,649,400
  Construction in Progress                           1,017,723        654,272
  Property Acquisition Costs                            60,502         58,511
  Accumulated Depreciation                          (1,412,889)    (1,320,192)
                                                    -----------    -----------
      Net Investments in Real Estate                17,489,868     17,217,123
                                                    -----------    -----------
          Total Assets                             $18,595,041    $18,672,606
                                                    ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    68,146    $    84,669
  Distributions Payable                                424,410        424,509
  Unearned Rent                                         27,457              0
                                                    -----------    -----------
      Total Current Liabilities                        520,013        509,178
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (26,191)       (25,306)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,385 Units outstanding                         18,101,219     18,188,734
                                                    -----------    -----------
      Total Partners' Capital                       18,075,028     18,163,428
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $18,595,041    $18,672,606
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1999          1998

INCOME:
   Rent                                            $   502,478    $   472,916
   Investment Income                                    31,330         36,261
                                                    -----------    -----------
        Total Income                                   533,808        509,177
                                                    -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates              66,112         71,145
   Partnership Administration and Property
      Management - Unrelated Parties                    24,042         32,837
   Depreciation                                         92,697         92,847
                                                    -----------    -----------
        Total Expenses                                 182,851        196,829
                                                    -----------    -----------

OPERATING INCOME                                       350,957        312,348

GAIN ON SALE OF REAL ESTATE                                  0        134,164
                                                    -----------    -----------
NET INCOME                                         $   350,957    $   446,512
                                                    ===========    ===========

NET INCOME ALLOCATED:
   General Partners                                $     3,509    $     4,465
   Limited Partners                                    347,448        442,047
                                                    -----------    -----------
                                                   $   350,957    $   446,512
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,385 weighted average Units
 outstanding in 1999 and 1998)                     $     14.86    $     18.90
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   350,957    $   446,512

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        92,697         92,847
     Gain on Sale of Real Estate                              0       (134,164)
     (Increase) Decrease in Receivables                 (27,126)        54,835
     Decrease in Payable to
        AEI Fund Management, Inc.                       (16,523)       (17,498)
     Increase in Unearned Rent                           27,457         41,060
                                                     -----------    -----------
        Total Adjustments                                76,505         37,080
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            427,462        483,592
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (365,442)       (23,709)
   Proceeds from Sale of Real Estate                          0        438,215
                                                     -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                           (365,442)       414,506
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable             (99)       229,426
   Distributions to Partners                           (439,357)      (439,395)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (439,456)      (209,969)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (377,436)       688,129

CASH AND CASH EQUIVALENTS, beginning of period        1,407,691      2,112,414
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,030,255    $ 2,800,543
                                                     ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                    Partnership
                              General       Limited                    Units
                              Partners      Partners      Total     Outstanding


BALANCE, December 31, 1997  $ (22,210)  $18,495,289   $18,473,079    23,385.09

  Distributions                (4,394)     (435,001)     (439,395)

  Net Income                    4,465       442,047       446,512
                             ---------   -----------   -----------  -----------
BALANCE, March 31, 1998     $ (22,139)  $18,502,335   $18,480,196    23,385.09
                             =========   ===========   ===========  ===========


BALANCE, December 31, 1998  $ (25,306)  $18,188,734   $18,163,428    23,385.09

  Distributions                (4,394)     (434,963)     (439,357)

  Net Income                    3,509       347,448       350,957
                             ---------   -----------   -----------  -----------
BALANCE, March 31, 1999     $ (26,191)  $18,101,219   $18,075,028    23,385.09
                             =========   ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 1999, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

     On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Effective February 6, 1999, the annual rent was increased to $65,268. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Through March 31, 1999, the Partnership had advanced
     $1,017,723 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective February 6, 1999, the interest rate was increased to 10.5%. On April 16, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $209,661. The Partnership's share of the total purchase price, including the cost of the land, was approximately $2,037,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.

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

     The Partnership has incurred net costs of $803,803 relating to the review of potential property acquisitions. Of these costs, $743,301 have been capitalized and allocated to land, building and equipment. The remaining costs of $60,502 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $502,478 and $472,916, respectively. During the same periods, the Partnership earned investment income of $31,330 and $36,261, respectively. In 1999, rental income increased mainly as a result of additional rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on five properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 1999, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $66,112 and $71,145, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,042 and $32,837, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        As of March 31, 1999, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances decreased $377,436 mainly as a result of cash used to purchase additional properties. Net cash provided by operating activities decreased from $483,592 in 1998 to $427,462 in 1999 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $-0- and $438,215, respectively. During the same periods, the Partnership expended $365,442 and $23,709, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

        On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Effective February 6, 1999, the annual rent was increased to $65,268. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Through March 31, 1999, the Partnership had advanced $1,017,723 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective February 6, 1999, the interest rate was increased to 10.5%. On April 16, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $209,661. The Partnership's share of the total purchase price, including the cost of the land, was approximately $2,037,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During 1999 and 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of thirty-seven Limited Partners redeemed 614.9 Partnership Units for $541,983 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          10.1  First   Amendment  to   Net   Lease
                Agreement  dated  April 16,  1999  between
                the   Partnership,  Net  Lease  Income   &
                Growth  Fund 84-A Limited Partnership  and
                Americana  Dining Corporation relating  to
                the   property  at  3993  Morse  Crossing,
                Columbus, Ohio.

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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