Form 10QSB
period 1999-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1999-08-12
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Periods ended June 30, 1999 and 1998:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                   1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   676,099     $ 1,407,691
  Receivables                                       26,780          47,792
                                                -----------     -----------
      Total Current Assets                         702,879       1,455,483
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           7,196,652       7,175,132
  Buildings and Equipment                       12,059,168      10,649,400
  Construction in Progress                               0         654,272
  Property Acquisition Costs                        16,050          58,511
  Accumulated Depreciation                      (1,515,740)     (1,320,192)
                                                -----------     -----------
      Net Investments in Real Estate            17,756,130      17,217,123
                                                -----------     -----------
           Total  Assets                       $18,459,009     $18,672,606
                                                ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    29,811     $    84,669
  Distributions Payable                            424,410         424,509
  Unearned Rent                                     21,769               0
                                                -----------     -----------
      Total Current Liabilities                    475,990         509,178
                                                -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (27,111)        (25,306)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,385 Units outstanding                     18,010,130      18,188,734
                                                -----------     -----------
    Total Partners' Capital                     17,983,019      18,163,428
                                                -----------     -----------
      Total Liabilities and Partners' Capital  $18,459,009     $18,672,606
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended         Six Months Ended
                             6/30/99        6/30/98    6/30/99       6/30/98

INCOME:
   Rent                    $  528,244    $  471,928   $1,030,722   $  944,844
   Investment Income           11,020        36,418       42,350       72,679
                            ----------    ----------   ----------   ----------
        Total Income          539,264       508,346    1,073,072    1,017,523
                            ----------    ----------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                68,269        64,198      134,381      135,343
   Partnership Administration
     and Property Management -
     Unrelated Parties         20,797        28,575       44,839       61,412
   Depreciation               102,851        92,697      195,548      185,544
                            ----------    ----------   ----------   ----------
        Total Expenses        191,917       185,470      374,768      382,299
                            ----------    ----------   ----------   ----------

OPERATING INCOME              347,347       322,876      698,304      635,224

GAIN ON SALE OF REAL ESTATE         0             0            0      134,164
                            ----------    ----------   ----------   ----------
NET INCOME                 $  347,347    $  322,876   $  698,304   $  769,388
                            ==========    ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners        $    3,474    $    3,229   $    6,983   $    7,694
   Limited Partners           343,873       319,647      691,321      761,694
                            ----------    ----------   ----------   ----------
                           $  347,347    $  322,876   $  698,304   $  769,388
                            ==========    ==========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,385 weighted average
 Units outstanding in 1999
 and 1998)                 $    14.70    $    13.67   $    29.56   $    32.57
                            ==========    ==========   ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   698,304    $   769,388

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      195,548        185,544
     Gain on Sale of Real Estate                             0       (134,164)
     (Increase) Decrease in Receivables                 21,012         65,985
     Decrease in Payable to
        AEI Fund Management, Inc.                      (54,858)       (23,733)
     Increase in Unearned Rent                          21,769         40,890
                                                    -----------    -----------
        Total Adjustments                              183,471        134,522
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           881,775        903,910
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (734,555)       (48,217)
   Proceeds from Sale of Real Estate                         0        438,215
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                          (734,555)       389,998
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable            (99)       229,674
   Distributions to Partners                          (878,713)      (878,789)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (878,812)      (649,115)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (731,592)       644,793

CASH AND CASH EQUIVALENTS, beginning of period       1,407,691      2,112,414
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   676,099    $ 2,757,207
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General       Limited                    Units
                             Partners      Partners     Total      Outstanding


BALANCE, December 31, 1997  $ (22,210)  $18,495,289   $18,473,079    23,385.09

  Distributions                (8,788)     (870,001)     (878,789)

  Net Income                    7,694       761,694       769,388
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1998      $ (23,304)  $18,386,982   $18,363,678    23,385.09
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1998  $ (25,306)  $18,188,734   $18,163,428    23,385.09

  Distributions                (8,788)     (869,925)     (878,713)

  Net Income                    6,983       691,321       698,304
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $ (27,111)  $18,010,130   $17,983,019    23,385.09
                             =========   ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

     On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Effective February 6, 1999, the annual rent was increased to $65,268. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective February 6, 1999, the interest rate was increased to 10.5%. On April 16, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $209,661. The Partnership's share of the total purchase price, including the cost of the land, was $2,052,888. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.


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

     During the first six months of 1998, the Partnership distributed net sale proceeds of $58,021 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.46 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $775,539 relating to the review of potential property acquisitions. Of these costs, $759,489 have been capitalized and allocated to land, building and equipment. The remaining costs of $16,050 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $1,030,722 and $944,844, respectively. During the same periods, the Partnership earned investment income of $42,350 and $72,679, respectively. In 1999, rental income increased mainly as a result of additional rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on six properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of additional property.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $134,381 and $135,343, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,839 and $61,412, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        As of June 30, 1999, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances decreased $731,592 mainly as a result of cash used to purchase additional properties. Net cash provided by operating activities decreased from $903,910 in 1998 to $881,775 in 1999 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $-0- and $438,215, respectively. During the same periods, the Partnership expended $734,555 and $48,217, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

        On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Effective February 6, 1999, the annual rent was increased to $65,268. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective February 6, 1999, the interest rate was increased to 10.5%. On April 16, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $209,661. The Partnership's share of the total purchase price, including the cost of the land, was $2,052,888. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.


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

        During the first six months of 1998, the Partnership distributed net sale proceeds of $58,021 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.46 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                       Description

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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