Form 10QSB
period 1999-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 1999-11-12
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                      1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   713,376    $ 1,407,691
  Receivables                                          26,781         47,792
                                                   -----------    -----------
      Total Current Assets                            740,157      1,455,483
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              7,196,652      7,175,132
  Buildings and Equipment                          12,059,168     10,649,400
  Construction in Progress                                  0        654,272
  Property Acquisition Costs                           16,050         58,511
  Accumulated Depreciation                         (1,620,621)    (1,320,192)
                                                   -----------    -----------
      Net Investments in Real Estate               17,651,249     17,217,123
                                                   -----------    -----------
         Total  Assets                            $18,391,406    $18,672,606
                                                   ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    70,420    $    84,669
  Distributions Payable                               424,410        424,509
                                                   -----------    -----------
      Total Current Liabilities                       494,830        509,178
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (27,975)       (25,306)
  Limited Partners, $1,000 Unit value;
   24,000 Units authorized and issued;
   23,385 Units outstanding                        17,924,551     18,188,734
                                                   -----------    -----------
      Total Partners' Capital                      17,896,576     18,163,428
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $18,391,406    $18,672,606
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                              9/30/99       9/30/98     9/30/99       9/30/98

INCOME:
   Rent                      $ 535,750   $ 479,023   $ 1,566,472  $ 1,423,867
   Investment Income             6,769      31,135        49,119      103,814
                              ---------   ---------   -----------  -----------
        Total Income           542,519     510,158     1,615,591    1,527,681
                              ---------   ---------   -----------  -----------

EXPENSES:
   Partnership Administration -
     Affiliates                 60,277      60,892       194,658      196,236
   Partnership Administration
     and Property Management -
     Unrelated Parties          24,449      29,892        69,288       91,304
   Depreciation                104,881      92,697       300,429      278,240
                              ---------   ---------   -----------  -----------
        Total Expenses         189,607     183,481       564,375      565,780
                              ---------   ---------   -----------  -----------

OPERATING INCOME               352,912     326,677     1,051,216      961,901

GAIN ON SALE OF REAL ESTATE          0           0             0      134,164
                              ---------   ---------   -----------  -----------
NET INCOME                   $ 352,912   $ 326,677   $ 1,051,216  $ 1,096,065
                              =========   =========   ===========  ===========

NET INCOME ALLOCATED:
   General Partners          $   3,529   $   3,267   $    10,512  $    10,961
   Limited Partners            349,383     323,410     1,040,704    1,085,104
                              ---------   ---------   -----------  -----------
                             $ 352,912   $ 326,677   $ 1,051,216  $ 1,096,065
                              =========   =========   ===========  ===========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,385 weighted average
 Units outstanding in 1999
 and 1998)                   $   14.94   $   13.83   $     44.50  $     46.40
                              =========   =========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $ 1,051,216   $ 1,096,065

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      300,429       278,240
     Gain on Sale of Real Estate                             0      (134,164)
     Decrease in Receivables                            21,011        59,375
     Decrease in Payable to
        AEI Fund Management, Inc.                      (14,249)      (16,090)
     Increase in Unearned Rent                               0        21,126
                                                    -----------   -----------
        Total Adjustments                              307,191       208,487
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                         1,358,407     1,304,552
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (734,555)     (711,403)
   Proceeds from Sale of Real Estate                         0       438,215
                                                    -----------   -----------
        Net Cash Used For
        Investing Activities                          (734,555)     (273,188)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease)in Distributions Payable             (99)      229,674
   Distributions to Partners                        (1,318,068)   (1,318,183)
                                                    -----------   -----------
        Net Cash Used For
         Financing Activities                       (1,318,167)   (1,088,509)
                                                    -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (694,315)      (57,145)

CASH AND CASH EQUIVALENTS, beginning of period       1,407,691     2,112,414
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   713,376   $ 2,055,269
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997  $(22,210)  $18,495,289   $18,473,079    23,385.09

  Distributions              (13,182)   (1,305,001)   (1,318,183)

  Net Income                  10,961     1,085,104     1,096,065
                             --------   -----------   -----------  -----------
BALANCE, September 30, 1998 $(24,431)  $18,275,392   $18,250,961    23,385.09
                             ========   ===========   ===========  ===========


BALANCE, December 31, 1998  $(25,306)  $18,188,734   $18,163,428    23,385.09

  Distributions              (13,181)   (1,304,887)   (1,318,068)

  Net Income                  10,512     1,040,704     1,051,216
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 1999 $(27,975)  $17,924,551   $17,896,576    23,385.09
                             =========  ===========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed
     $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, and that any adjustments to the Lease will be immaterial to the Partnership.

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

     Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the nine months ended September 30, 1998, the net gain was $78,734.


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

     During the first nine months of 1998, the Partnership distributed net sale proceeds of $78,041 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.31 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $1,566,472 and
$1,423,867, respectively. During the same periods, the Partnership earned investment income of $49,119 and $103,814, respectively. In 1999, rental income increased mainly as a result of rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on seven properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of additional property.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, and that any adjustments to the Lease will be immaterial to the Partnership.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $194,658 and $196,236, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $69,288 and $91,304, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

         As   of  September  30,  1999,  the  Partnership's  cash
distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances decreased $694,315 mainly as a result of cash used to purchase additional property. Net cash provided by operating activities increased from $1,304,552 in 1998 to $1,358,407 in 1999 as the result of an increase in income and a decrease in expenses in 1999, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $-0- and $438,215, respectively. During the same periods, the Partnership expended $734,555 and $711,403, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the nine months ended September 30, 1998, the net gain was $78,734.

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

        During the first nine months of 1998, the Partnership distributed net sale proceeds of $78,041 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.31 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

        On October 1, 1999, twelve Limited Partners redeemed a total of 223.5 Partnership Units for $181,281 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty-seven Limited Partners redeemed 614.9 Partnership Units for $541,983 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         27  Financial Data Schedule  for  period
             ended September 30, 1999.

      b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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