Form 10KSB
period 1999-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2000-03-30
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                        Yes  [X]     No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $2,160,458.

As of February 29, 2000, there were 23,127.29 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,127,290.

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

        On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Effective February 6, 1999, the annual rent was increased to $65,268. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective February 6, 1999, the interest rate was increased to 10.5%. On April 16, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $209,661. The Partnership's share of the total purchase price, including the cost of the land, was $2,068,938. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, that any adjustments to the Lease will be immaterial to the Partnership, and that ultimately the property will be purchased by a different operator, approved by the bankruptcy court, at a price approximately equal to book value.

Major Tenants

        During 1999, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 79% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 2000 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                                Total Property                Annual   Annual
                       Purchase   Acquisition                 Lease   Rent Per
Property                 Date       Costs      Lessee         Payment  Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                             Summit Family
 (40.1354%)            9/30/93  $  531,331  Restaurants, Inc. $ 77,488  $20.11

Red Robin Restaurant                           The Snyder
 Colorado Springs, CO  2/24/94  $2,229,190   Group Company    $284,364  $39.06

Red Robin Restaurant                           The Snyder
 Colorado Springs, CO  2/24/94  $1,755,441   Group Company    $214,439  $29.60

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                       RTM
 (1.1177%)             5/16/94  $   13,865   Georgia, Inc.    $  1,635  $36.23

Applebee's Restaurant
 Middletown, OH                                Thomas &
 (5.925%)              7/15/94  $   69,105    King, Inc.      $  8,255  $25.57

                                              Huntington
Denny's Restaurant                            Restaurants
 Burleson, TX          12/6/94  $  923,480   Group, Inc.      $108,060  $22.61

                                              Renaissant
Applebee's Restaurant                         Development
 McAllen, TX           12/8/94  $1,320,104   Corporation      $158,355  $29.40

Applebee's Restaurant                          Gulf Coast
 Lafayette, LA         1/17/95  $1,176,559  Restaurants, Inc. $166,308  $30.62

                                              Renaissant
Applebee's Restaurant                         Development
 Brownsville, TX       8/31/95  $1,378,736    Corporation     $163,944  $26.93

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                                Total Property                Annual   Annual
                       Purchase   Acquisition                 Lease   Rent Per
Property                 Date       Costs      Lessee         Payment  Sq. Ft.

                                               Huntington
Denny's Restaurant                             Restaurants
 Grapevine, TX        11/21/95  $1,354,721    Group, Inc.     $153,227  $31.00

Media Play Retail Store
 Apple Valley, MN
 (33.0%)              12/21/95  $1,422,701       (1)

Garden Ridge Retail Store
 Pineville, NC                                  Garden
 (18.50%)              3/28/96  $1,667,092    Ridge L.P.      $174,319  $ 6.65

Champps
 Americana Restaurant
 Lyndhurst, OH                               Americana Dining
 (85.21315%)           4/10/96  $2,311,211    Corporation     $261,063  $37.50

Champps
 Americana Restaurant
 Schaumburg, IL                                  Champps
 (37.0%)              12/31/97  $1,676,195  Americana, Inc.   $176,405  $42.73

Champps
 Americana Restaurant                          Americana
 Columbus, OH                                   Dining
 (60.0%)               4/16/99  $2,068,938   Corporation      $209,661  $31.88

(1) The property is vacant and listed for sale or lease.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are 20 years except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007. The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's and Champps Americana restaurants and the Applebee's restaurants in Ohio and Louisiana which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

       Through December 31, 1999, all properties were 100 percent occupied by the lessees, except the Media Play retail store which has been 100% vacant since January 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 1,606 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1999, twelve Limited Partners redeemed a total  of
223.5 Partnership Units for $181,281. In prior years, a total of thirty-seven Limited Partners redeemed 614.9 Partnership Units for $541,983 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $19,406 and $17,575 were made to the General Partners and $1,739,883 and $1,740,002 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As  part  of the Limited Partner distributions  discussed
above,  the  Partnership  distributed  $98,514  and  $77,261   of
proceeds from property sales in 1999 and 1998, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $2,104,498 and
$1,910,372, respectively. During the same periods, the Partnership earned investment income of $55,960 and $128,542, respectively. In 1999, rental income increased mainly as a result of rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on seven properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of additional property.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, that any adjustments to the Lease will be immaterial to the Partnership, and that ultimately the property will be purchased by a different operator approved by the bankruptcy court, at a price approximately equal to book value.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $241,923 and $251,774, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $83,638 and $102,441, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

         As of December 31, 1999, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

       During the year ended December 31, 1999, the Partnership's cash balances decreased $854,512 mainly as a result of cash used to purchase additional property. Net cash provided by operating activities increased from $1,689,142 in 1998 to $1,820,773 in 1999 mainly as the result of an increase in income and a decrease in expenses in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $0 and $438,215, respectively. During the same periods, the Partnership expended $734,554 and $1,304,177, respectively, to invest in real properties (inclusive of acquisition expenses), as the
Partnership continued to reinvest the cash generated from the property sales.

        Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the year ended December 31, 1998, the net gain was $78,734.

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

        During 1999 and 1998, the Partnership distributed $99,509 and $78,041 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.25 and $3.31 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Effective February 6, 1999, the annual rent was increased to $65,268. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective February 6, 1999, the interest rate was increased to 10.5%. On April 16, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $209,661. The Partnership's share of the total purchase price, including the cost of the land, was $2,068,938. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

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

        During 1999, twelve Limited Partners redeemed a total  of
223.5 Partnership Units for $181,281. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty-seven Limited Partners redeemed 614.9 Partnership Units for $541,983 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

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






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota





      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Minneapolis, Minnesota
January  25, 2000              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   553,179     $ 1,407,691
  Receivables                                        26,781          47,792
                                                 -----------     -----------
      Total Current Assets                          579,960       1,455,483
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            7,201,680       7,175,132
  Buildings and Equipment                        12,070,189      10,649,400
  Construction in Progress                                0         654,272
  Property Acquisition Costs                              0          58,511
  Accumulated Depreciation                       (1,725,502)     (1,320,192)
                                                 -----------     -----------
      Net Investments in Real Estate             17,546,367      17,217,123
                                                 -----------     -----------
           Total  Assets                        $18,126,327     $18,672,606
                                                 ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    49,534     $    84,669
  Distributions Payable                             424,348         424,509
                                                 -----------     -----------
      Total Current Liabilities                     473,882         509,178
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (30,416)        (25,306)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,162 and 23,385 Units outstanding in
   1999 and 1998, respectively                   17,682,861      18,188,734
                                                 -----------     -----------
      Total Partners' Capital                    17,652,445      18,163,428
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $18,126,327     $18,672,606
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    1999           1998

INCOME:
  Rent                                           $ 2,104,498   $ 1,910,372
  Investment Income                                   55,960       128,542
                                                  -----------   -----------
      Total Income                                 2,160,458     2,038,914
                                                  -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates            241,923       251,774
  Partnership Administration and Property
     Management - Unrelated Parties                   83,638       102,441
  Depreciation                                       405,310       370,937
                                                  -----------   -----------
      Total Expenses                                 730,871       725,152
                                                  -----------   -----------

OPERATING INCOME                                   1,429,587     1,313,762

GAIN ON SALE OF REAL ESTATE                                0       134,164
                                                  -----------   -----------
NET INCOME                                       $ 1,429,587   $ 1,447,926
                                                  ===========   ===========

NET INCOME ALLOCATED:
  General Partners                                    14,296        14,479
  Limited Partners                                 1,415,291     1,433,447
                                                  -----------   -----------
                                                 $ 1,429,587   $ 1,447,926
                                                  ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,329 and 23,385 weighted average Units
 outstanding in 1999 and 1998, respectively)     $     60.67   $     61.30
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $ 1,429,587   $ 1,447,926

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      405,310       370,937
     Gain on Sale of Real Estate                             0      (134,164)
     (Increase) Decrease in Receivables                 21,011        18,193
     Decrease in Payable to
        AEI Fund Management, Inc.                      (35,135)      (13,750)
                                                    -----------   -----------
       Total Adjustments                               391,186       241,216
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,820,773     1,689,142
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                          (734,554)   (1,304,177)
  Proceeds From Sale of Real Estate                          0       438,215
                                                    -----------   -----------
       Net Cash Used For
           Investing Activities                       (734,554)     (865,962)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable            (161)      229,674
  Distributions to Partners                         (1,757,458)   (1,757,577)
  Redemption Payments                                 (183,112)            0
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,940,731)   (1,527,903)
                                                    -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                               (854,512)     (704,723)

CASH AND CASH EQUIVALENTS, beginning of period       1,407,691     2,112,414
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   553,179   $ 1,407,691
                                                    ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                        Limited
                                                      Partnership
                              General   Limited             Units
                              Partners  Partners   Total Outstanding


BALANCE, December 31, 1997   $(22,210)  $18,495,289  $18,473,079    23,385.09

  Distributions               (17,575)   (1,740,002)  (1,757,577)

  Net Income                   14,479     1,433,447    1,447,926
                              ---------  -----------  -----------  -----------
BALANCE, December 31, 1998    (25,306)   18,188,734   18,163,428    23,385.09

  Distributions               (17,575)   (1,739,883)  (1,757,458)

  Redemption Payments          (1,831)     (181,281)    (183,112)     (223.50)

  Net Income                   14,296     1,415,291    1,429,587
                              ---------  -----------  -----------  -----------
BALANCE, December 31, 1999   $(30,416)  $ 17,682,861 $17,652,445    23,161.59
                              =========  ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Net Lease Income & Growth Fund XX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 12% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Partners and 1% to the General Partners.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     The Partnership owns a 33.0% interest in a Media Play retail store and an 18.5% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 37.0% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership. The Partnership owns a 60.0% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interest in this property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership. As of December 31, 1999, the Partnership owns an 85.21315% interest in a Champps Americana restaurant in Lyndhurst, Ohio. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 4.57256% interest in this property until January 27, 1998 when its interest was sold to an unrelated third party. The Individual General Partner of the Partnership owned a 4.71398% interest in this property until January 20, 1998 when his interest was sold to an unrelated third party.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                     1999          1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 241,923      $ 251,774
                                                   =========      =========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                     1999          1998
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties. These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                           $  83,638      $ 102,441
                                                   =========      =========
c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts
  are net of financing and commitment fees
  and expense reimbursements received by the
  Partnership from the lessees in the amount
  of $40,433 and $30,371 for 1999 and
  1998, respectively.                             $ (26,273)     $  28,305
                                                   =========      =========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007. The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's and Champps Americana restaurants and the Applebee's restaurants in Ohio and Louisiana which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Garden Ridge retail store and Champps Americana restaurant in Lyndhurst, Ohio were constructed and acquired in 1996. The Champps Americana restaurant in Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The remaining properties were constructed and acquired in either 1994 or 1995. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1999 are as follows:


                                          Buildings and           Accumulated
Property                         Land       Equipment     Total   Depreciation

HomeTown Buffet,
 Albuquerque, NM             $  241,960  $   289,371  $   531,331  $   60,286
Red Robin,
 Colorado Springs, CO           905,980    1,323,210    2,229,190     259,129
Red Robin,
 Colorado Springs, CO           721,168    1,034,273    1,755,441     202,545
Arby's/Mrs. Winner's,
 Smyrna, GA                       5,775        8,090       13,865       1,560
Applebee's, Middletown, OH       20,844       48,261       69,105      10,258
Denny's, Burleson, TX           374,721      548,759      923,480      96,675
Applebee's, McAllen, TX         463,553      856,551    1,320,104     167,381
Applebee's, Lafayette, LA       416,197      760,362    1,176,559     134,729
Applebee's, Brownsville, TX     523,042      855,694    1,378,736     145,987
Denny's, Grapevine, TX          722,668      632,053    1,354,721      91,849
Media Play, Apple Valley, MN    230,304      565,597      795,901     105,373
Garden Ridge, Pineville, NC     540,354    1,126,738    1,667,092     140,842
Champps Americana,
 Lyndhurst, OH                  674,374    1,636,837    2,311,211     206,525
Champps Americana,
 Schaumburg, IL                 712,592      963,603    1,676,195      67,840
Champps Americana
 Columbus, OH                   648,148    1,420,790    2,068,938      34,523
                              ----------  -----------  -----------  ----------
                             $7,201,680  $12,070,189  $19,271,869  $1,725,502
                              ==========  ===========  ===========  ==========



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

                   DECEMBER 31, 1999 AND 1998

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed
     $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, that any adjustments to the Lease will be immaterial to the Partnership, and that ultimately the property will be purchased by a different operator approved by the bankruptcy court, at a price approximately equal to book value.

     Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and
     $93,826, respectively. For the year ended December 31, 1998, the net gain was $78,734.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 1.1177% interest in the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia. Prior to 1998, the Partnership sold 98.8823% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

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

     During 1999 and 1998, the Partnership distributed $99,509 and $78,041 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.25 and $3.31 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     On August 11, 1998, the Partnership purchased a 60.0% interest in a parcel of land in Columbus, Ohio for $621,600. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $43,512. Effective February 6, 1999, the annual rent was increased to $65,268. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective February 6, 1999, the interest rate was increased to 10.5%. On April 16, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $209,661. The Partnership's share of the total purchase price, including the cost of the land, was $2,068,938.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000           $ 2,165,946
                       2001             2,199,842
                       2002             2,240,017
                       2003             2,269,334
                       2004             2,285,769
                       Thereafter      22,954,363
                                       -----------
                                      $34,115,271
                                       ===========

     There were no contingent rents recognized in 1999 or 1998.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    1999        1998
          Tenants                 Industry

     Champps Americana Group    Restaurant      $  596,919   $  437,652
     The Snyder Group Company   Restaurant         494,009      488,895
     Renaissant Development
        Corporation             Restaurant         322,299      314,203
     Huntington Restaurants
        Group, Inc.             Restaurant         258,634      253,749
                                                 ----------   ----------

     Aggregate rent revenue of major tenants    $1,671,861   $1,494,499
                                                 ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 79%          78%
                                                 ==========   ==========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(6)  Partners' Capital -

     Cash distributions of $19,406 and $17,575 were made to the General Partners and $1,739,883 and $1,740,002 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $74.58 and $74.41 per Limited Partnership Unit outstanding using 23,329 and 23,385 weighted average Units in 1999 and 1998, respectively. The distributions represent $52.84 and $61.30 per Unit of Net Income and $21.74 and $13.11 per Unit of return of contributed capital in 1999 and 1998, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $98,514 and $77,261 of proceeds from property sales in 1999 and 1998, respectively.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  1999, twelve Limited Partners redeemed  a  total  of
     223.5 Partnership Units for $181,281 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,036.20 per original $1,000 invested.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             1999          1998

     Net Income for Financial
      Reporting Purposes                  $ 1,429,587   $ 1,447,926

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                       77,905        62,712

     Amortization of Start-Up and
      Organization Costs                      (57,026)      (61,015)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes                  0          (222)
                                           -----------   -----------
           Taxable Income to Partners     $ 1,450,466   $ 1,449,401
                                           ===========   ===========



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                              1999           1998

     Partners' Capital for
      Financial Reporting Purposes        $17,652,445     $18,163,428

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                      909,317         831,412

     Capitalized Start-Up Costs
      Under Section 195                       303,182         303,182

     Amortization of Start-Up and
      Organization Costs                     (278,375)       (221,349)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes      3,277,273       3,277,273
                                           -----------     -----------
           Partners' Capital for
              Tax Reporting Purposes      $21,863,842     $22,353,946
                                           ===========     ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     1999                       1998
                           Carrying       Fair        Carrying       Fair
                            Amount        Value        Amount        Value

     Cash                  $     406   $     406   $       269  $       269
     Money Market Funds      552,773     552,773     1,407,422    1,407,422
                            ---------   ---------   -----------  -----------
       Total Cash and
         Cash Equivalents  $ 553,179   $ 553,179   $ 1,407,691  $ 1,407,691
                            =========   =========   ===========  ===========

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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 2000. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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


ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1999.

Person or Entity                                        Amount Incurred From
  Receiving                    Form and Method    Inception (September 2,1992)
Compensation                   of Compensation          To December 31, 1999

AEI Securities, Inc.  Selling Commissions equal to 8%           $2,398,039
(formerly AEI         of proceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other           $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all             $  775,539
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal year    $  101,291
                      until the Limited Partners have received annual, non cumulative distributions of
                      Net Cash Flow  equal to 10% of their
                      Adjusted Capital Contributions and 10%
                      of any remaining Net Cash Flow in such
                      fiscal year.

General Partners and  Reimbursement at Cost for all             $1,593,631
Affiliates            Administrative Expenses attributable to
                      the Fund, including all expenses related to management and disposition of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners      1% of distributions of Net Proceeds of    $    8,885
                      Sale until Limited Partners have received an amount equal to (a) their Adjusted
                      Capital Contributions,  plus (b) an
                      amount equal to 12% of their Adjusted
                      Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

            10.19    Property  Co-Tenancy
                     Ownership  Agreement  dated  September   27,
                     1996   between  the  Partnership   and   the
                     Margaret   E.   Brust   Irrevocable    Trust
                     relating to the property at 4950 South  Cobb
                     Drive,  Smyrna,  Georgia  (incorporated   by
                     reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 13,
                     1996).

            10.20    Property  Co-Tenancy
                     Ownership Agreement dated December  6,  1996
                     between  the  Partnership and  the  John  J.
                     Zeller   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.45 of Form 10-KSB filed with the Commission on March 21, 1997).

            10.21    Property  Co-Tenancy
                     Ownership Agreement dated January  10,  1997
                     between  the  partnership and  the  Mark  A.
                     Benson   Living   Trust  relating   to   the
                     property  at 4950 South Cobb Drive,  Smyrna,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.47 of Form 10-KSB filed with the Commission on March 21, 1997).

            10.22    Property  Co-Tenancy
                     Ownership  Agreement dated  April  21,  1997
                     between the Partnership and Anton Kuster, Jr. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 13, 1997).

            10.23    Net  Lease  Agreement
                     dated    April   21,   1997   between    the
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited  Partnership,  Net  Lease  Income  &
                     Growth  Fund  84-A Limited  Partnership  and
                     Champps  Americana,  Inc.  relating  to  the
                     property   at  955  Golf  Road,  Schaumburg,
                     Illinois   (incorporated  by  reference   to
                     Exhibit 10.4 of Form 10-QSB filed with the Commission on May 13, 1997).

            10.24    Property  Co-Tenancy
                     Agreement dated August 14, 1997 between  the
                     Partnership  and Russell C.  Mayer,  Trustee
                     and   Dixie   Mayer,   Trustee,   or   their
                     Successor  Trustees of the  Russell  C.  and
                     Dixie  Mayer Trust relating to the  property
                     at  4950  South Cobb Drive, Smyrna,  Georgia
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on November 7, 1997).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -

                                    Description

            10.25    Property  Co-Tenancy
                     Ownership  Agreement  dated  September   30,
                     1997 between the Partnership and Richard  J.
                     Abbott and Marjory T. Abbott relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed with the Commission on November 7, 1997).

            10.26    Property  Co-Tenancy
                     Ownership  Agreement  dated  September   30,
                     1997 between the Partnership and Richard  J.
                     Abbott  and  Marjory T. Abbott  relating  to
                     the   property  at  3240  Towne   Boulevard,
                     Middletown, Ohio (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 7, 1997).

            10.27    Property  Co-Tenancy
                     Ownership  Agreement dated October  9,  1997
                     between the Partnership and Nick DeVito, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed with the Commission on November 7,
                     1997).

            10.28    Property  Co-Tenancy
                     Ownership Agreement dated October  10,  1997
                     between  the  Partnership and  Nick  DeVito,
                     Inc.  relating to the property at 3240 Towne
                     Boulevard,  Middletown,  Ohio  (incorporated
                     by   reference  to  Exhibit  10.10  of  Form
                     10-QSB   filed   with  the   Commission   on
                     November 7, 1997).

            10.29    Property  Co-Tenancy
                     Ownership Agreement dated December  1,  1997
                     between   the  Partnership  and   David   E.
                     Edsall,  Trustee  of  the  David  E.  Edsall
                     Trust  relating  to  the  property  at  3240
                     Towne     Boulevard,    Middletown,     Ohio
                     (incorporated by reference to Exhibit  10.42
                     of Form 10-KSB filed with the Commission on March 23, 1998).

            10.30    Property  Co-Tenancy
                     Ownership Agreement dated December 16,  1997
                     between  the  Partnership and  James  Edward
                     Amend  relating  to  the  property  at  3240
                     Towne     Boulevard,    Middletown,     Ohio
                     (incorporated by reference to Exhibit  10.44
                     of Form 10-KSB filed with the Commission on March 23, 1998).

            10.31    Property  Co-Tenancy
                     Ownership Agreement dated December 16,  1997
                     between the Partnership and Joan Koller, Trustee of the Joan Koller Trust relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.45 of Form 10-KSB filed with the Commission on March 23, 1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A.  Exhibits -

                                   Description

            10.32    First Amendment to  Net
                     Lease  Agreement  dated  December  31,  1997
                     between   the  Partnership,  AEI  Income   &
                     Growth  Fund  XXI  Limited Partnership,  Net
                     Lease  Income  &  Growth Fund  84-A  Limited
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 955 Golf  Road,
                     Schaumburg,   Illinois   (incorporated    by
                     reference to Exhibit 10.47 of Form 10-KSB filed with the Commission on March 23,
                     1998).

            10.33    Property  Co-Tenancy
                     Ownership  Agreement dated January  7,  1998
                     between the Partnership and Helen M. Rafter relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.49 of Form 10-KSB filed with the Commission on March 23,
                     1998).

            10.34    Property  Co-Tenancy
                     Ownership Agreement dated January  27,  1998
                     between  the  Partnership  and  Richard   W.
                     Anderson and Marilyn R. Anderson, Trustees of the Anderson Family Trust relating to the property at 5835 Landerbrook Drive, Lyndhurst Ohio (incorporated by reference to Exhibit 10.50 of Form 10-KSB filed with the Commission on March 23, 1998).

            10.35    Development  Financing  Agreement
                     dated   August   11,   1998   between    the
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited  Partnership  and   Americana
                     Dining  Corporation relating to the property
                     at   3993  Morse  Crossing,  Columbus,  Ohio
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 9, 1998).

            10.36    Net Lease Agreement dated  August
                     11,  1998 between the Partnership, Net Lease
                     Income    &   Growth   Fund   84-A   Limited
                     Partnership     and     Americana     Dining
                     Corporation  relating  to  the  property  at
                     3993    Morse   Crossing,   Columbus,   Ohio
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on November 9, 1998).

            10.37    First  Amendment  to  Net  Lease
                     Agreement  dated April 16, 1999 between  the
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited  Partnership  and   Americana
                     Dining  Corporation relating to the property
                     at   3993  Morse  Crossing,  Columbus,  Ohio
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on May 7, 1999).

            27       Financial Data Schedule for
                     period ended December 31, 1999.

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

                           AEI NET LEASE INCOME & GROWTH FUND XX
                           Limited Partnership
                           By: AEI Fund Management XX, Inc.
                           Its Managing General Partner



March 10, 2000             By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                          Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 10, 2000
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 10, 2000
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)