Form 10QSB
period 2000-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2000-05-12
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                        $   662,535   $   553,179
  Receivables                                           26,781        26,781
                                                    -----------   -----------
      Total Current Assets                             689,316       579,960
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               7,201,680     7,201,680
  Buildings and Equipment                           12,070,189    12,070,189
  Accumulated Depreciation                          (1,830,749)   (1,725,502)
                                                    -----------   -----------
      Net Investments in Real Estate                17,441,120    17,546,367
                                                    -----------   -----------
           Total  Assets                           $18,130,436   $18,126,327
                                                    ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    67,754   $    49,534
  Distributions Payable                                423,722       424,348
  Unearned Rent                                         76,562             0
                                                    -----------   -----------
      Total Current Liabilities                        568,038       473,882
                                                    -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (31,317)      (30,416)
  Limited Partners, $1,000 Unit Value;
    24,000 Units authorized and issued;
    23,162 Units outstanding                        17,593,715    17,682,861
                                                    -----------   -----------
      Total Partners' Capital                       17,562,398    17,652,445
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $18,130,436   $18,126,327
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2000          1999

INCOME:
   Rent                                            $   539,901   $   502,478
   Investment Income                                     5,975        31,330
                                                    -----------   -----------
        Total Income                                   545,876       533,808
                                                    -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates              66,542        66,112
   Partnership Administration and Property
      Management - Unrelated Parties                    24,744        24,042
   Depreciation                                        105,247        92,697
                                                    -----------   -----------
        Total Expenses                                 196,533       182,851
                                                    -----------   -----------

NET INCOME                                         $   349,343   $   350,957
                                                    ===========   ===========

NET INCOME ALLOCATED:
   General Partners                                $     3,493   $     3,509
   Limited Partners                                    345,850       347,448
                                                    -----------   -----------
                                                   $   349,343   $   350,957
                                                    ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,162 and 23,385 weighted average Units
 outstanding in 2000 and 1999, respectively)       $     14.93   $     14.86
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   349,343  $   350,957

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        105,247       92,697
     Increase in Receivables                                   0      (27,126)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         18,220      (16,523)
     Increase in Unearned Rent                            76,562       27,457
                                                      -----------  -----------
        Total Adjustments                                200,029       76,505
                                                      -----------  -----------
        Net Cash Provided By
        Operating Activities                             549,372      427,462
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                  0     (365,442)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        (626)         (99)
   Distributions to Partners                            (439,390)    (439,357)
                                                      -----------  -----------
        Net Cash Used For
        Financing Activities                            (440,016)    (439,456)
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  109,356     (377,436)

CASH AND CASH EQUIVALENTS, beginning of period           553,179    1,407,691
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $   662,535  $ 1,030,255
                                                      ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998  $(25,306)  $18,188,734   $18,163,428    23,385.09

  Distributions               (4,394)     (434,963)     (439,357)

  Net Income                   3,509       347,448       350,957
                             ---------  -----------   -----------  -----------
BALANCE, March 31, 1999     $(26,191)  $18,101,219   $18,075,028    23,385.09
                             =========  ===========   ===========  ===========


BALANCE, December 31, 1999  $(30,416)  $17,682,861   $17,652,445    23,161.59

  Distributions               (4,394)     (434,996)     (439,390)

  Net Income                   3,493       345,850       349,343
                             ---------  -----------   -----------  -----------
BALANCE, March 31, 2000     $(31,317)  $17,593,715   $17,562,398    23,161.59
                             =========  ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

(3)  Investments in Real Estate -

     The Partnership owns a 33.0% interest in a Media Play retail store which was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482. MGI experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 2000, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, that any adjustments to the Lease will be immaterial to the Partnership, and that ultimately the property will be purchased by a different operator approved by the bankruptcy court, at a price approximately equal to book value.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $539,901 and $502,478, respectively. During the same periods, the Partnership earned investment income of $5,975 and $31,330, respectively. In 2000, rental income increased mainly as a result of additional rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on six properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of additional property.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership owns a 33.0% interest in a Media Play retail store which was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482. MGI experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 2000, GCR owed $26,781 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, that any adjustments to the Lease will be immaterial to the Partnership, and that ultimately the property will be purchased by a different operator approved by the bankruptcy court, at a price approximately equal to book value.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $66,542 and $66,112, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,744 and $24,042, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $109,356 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $427,462 in 1999 to $549,372 in 2000 mainly as the result of an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999, the Partnership expended $365,442 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

<BULLET.  the  success  of  the  General  Partners   of
          locating   properties   with  favorable   risk   return
          characteristics;

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                       Description

          27 Financial Data Schedule  for  period
             ended March 31, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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