Form 10QSB
period 2000-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2000-08-14
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                        $   650,907    $   553,179
  Receivables                                           13,465         26,781
                                                    -----------    -----------
      Total Current Assets                             664,372        579,960
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               7,201,680      7,201,680
  Buildings and Equipment                           12,070,189     12,070,189
  Accumulated Depreciation                          (1,935,725)    (1,725,502)
                                                    -----------    -----------
      Net Investments in Real Estate                17,336,144     17,546,367
                                                    -----------    -----------
           Total  Assets                           $18,000,516    $18,126,327
                                                    ===========    ===========


                           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    32,551    $    49,534
  Distributions Payable                                423,722        424,348
  Unearned Rent                                         76,562              0
                                                    -----------    -----------
      Total Current Liabilities                        532,835        473,882
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (32,264)       (30,416)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,162 Units outstanding                         17,499,945     17,682,861
                                                    -----------    -----------
      Total Partners' Capital                       17,467,681     17,652,445
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $18,000,516    $18,126,327
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended       Six Months Ended
                              6/30/00       6/30/99     6/30/00       6/30/99

INCOME:
   Rent                     $ 526,593     $ 528,244   $1,066,494   $1,030,722
   Investment Income            6,637        11,020       12,612       42,350
                             ---------     ---------   ---------    ---------
        Total Income          533,230       539,264    1,079,106    1,073,072
                             ---------     ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates                66,183        68,269      132,725      134,381
   Partnership Administration
     and Property Management -
     Unrelated Parties         17,399        20,797       42,143       44,839
   Depreciation               104,976       102,851      210,223      195,548
                             ---------     ---------   ---------    ---------
        Total Expenses        188,558       191,917      385,091      374,768
                             ---------     ---------   ---------    ---------

NET INCOME                  $ 344,672     $ 347,347   $  694,015   $  698,304
                             =========     =========   =========    =========

NET INCOME ALLOCATED:
   General Partners         $   3,447     $   3,474   $    6,940   $    6,983
   Limited Partners           341,225       343,873      687,075      691,321
                             ---------     ---------   ---------    ---------
                            $ 344,672     $ 347,347   $  694,015   $  698,304
                             =========     =========   =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,162 and 23,385 weighted
 average Units outstanding in 2000
 and 1999, respectively)    $   14.73     $   14.70   $    29.66   $    29.56
                             =========     =========   =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   694,015   $   698,304

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      210,223       195,548
     Decrease in Receivables                            13,316        21,012
     Decrease in Payable to
        AEI Fund Management, Inc.                      (16,983)      (54,858)
     Increase in Unearned Rent                          76,562        21,769
                                                    -----------   -----------
        Total Adjustments                              283,118       183,471
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           977,133       881,775
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0      (734,555)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                      (626)          (99)
   Distributions to Partners                          (878,779)     (878,713)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (879,405)     (878,812)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 97,728      (731,592)

CASH AND CASH EQUIVALENTS, beginning of period         553,179     1,407,691
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   650,907   $   676,099
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(25,306)   $18,188,734   $18,163,428    23,385.09

  Distributions               (8,788)      (869,925)     (878,713)

  Net Income                   6,983        691,321       698,304
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(27,111)   $18,010,130   $17,983,019    23,385.09
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(30,416)   $17,682,861   $17,652,445    23,161.59

  Distributions               (8,788)      (869,991)     (878,779)

  Net Income                   6,940        687,075       694,015
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 2000      $(32,264)   $17,499,945   $17,467,681    23,161.59
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 1, 2000. The Partnership's share of the net sales proceeds is approximately $793,000, which will result in a gain of approximately $115,000.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $13,315 to $13,465. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property for approximately $1,000,000.

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $1,066,494 and
$1,030,722, respectively. During the same periods, the Partnership earned investment income of $12,612 and $42,350, respectively. In 2000, rental income increased mainly as a result of additional rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on seven properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of additional property.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 1, 2000. The Partnership's share of the net sales proceeds is approximately $793,000, which will result in a gain of approximately $115,000.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $13,315 to $13,465. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property for approximately $1,000,000.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $132,725 and $134,381, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $42,143 and $44,839, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $97,728 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $881,775 in 1999 to $977,133 in 2000 mainly as the result of an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1999, the Partnership expended $734,555 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                       Description

          10.1  Purchase  Agreement dated  June  12,
                2000  between  the  Partnership,  AEI  Net
                Lease  Income  & Growth Fund  XIX  Limited
                Partnership, AEI Income & Growth Fund  XXI
                Limited  Partnership  and  MAH  Properties
                LLC  relating to the property at  7370  W.
                153rd Street, Apple Valley, Minnesota.

          27    Financial Data Schedule  for  period
                ended June 30, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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