Form 10QSB
period 2000-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2000-11-13
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

          Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   718,345    $   553,179
  Receivables                                          53,814         26,781
  Short-Term Note Receivable                          660,000              0
                                                   -----------    -----------
      Total Current Assets                          1,432,159        579,960
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,971,376      7,201,680
  Buildings and Equipment                          11,504,593     12,070,189
  Accumulated Depreciation                         (1,922,032)    (1,725,502)
                                                   -----------    -----------
      Net Investments in Real Estate               16,553,937     17,546,367
                                                   -----------    -----------
           Total  Assets                          $17,986,096    $18,126,327
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    81,754    $    49,534
  Distributions Payable                               424,035        424,348
                                                   -----------    -----------
      Total Current Liabilities                       505,789        473,882
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (32,138)       (30,416)
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,162 Units outstanding                     17,512,445     17,682,861
                                                   -----------    -----------
      Total Partners' Capital                      17,480,307     17,652,445
                                                   -----------    -----------
         Total Liabilities and Partners' Capital  $17,986,096    $18,126,327
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                9/30/00      9/30/99    9/30/00      9/30/99

INCOME:
   Rent                        $522,701    $535,750   $1,589,195   $1,566,472
   Investment Income             18,432       6,769       31,044       49,119
                                --------    --------   ----------   ----------
        Total Income            541,133     542,519    1,620,239    1,615,591
                                --------    --------   ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                   82,747      60,277      215,472      194,658
   Partnership Administration
    and Property Management -
    Unrelated Parties            20,677      24,449       62,820       69,288
   Depreciation                 102,022     104,881      312,245      300,429
                                --------    --------   ----------   ----------
        Total Expenses          205,446     189,607      590,537      564,375
                                --------    --------   ----------   ----------

OPERATING INCOME                335,687     352,912    1,029,702    1,051,216

GAIN ON SALE OF REAL ESTATE     116,329           0      116,329            0
                                --------    --------   ----------   ----------
NET INCOME                     $452,016    $352,912   $1,146,031   $1,051,216
                                ========    ========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners            $  4,520    $  3,529   $   11,460   $   10,512
   Limited Partners             447,496     349,383    1,134,571    1,040,704
                                --------    --------   ----------   ----------
                               $452,016    $352,912   $1,146,031   $1,051,216
                                ========    ========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,162 and 23,385 weighted
 average Units outstanding in
 2000 and 1999, respectively)  $  19.32    $  14.94   $    48.98   $    44.50
                                ========    ========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $ 1,146,031   $ 1,051,216

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       312,245       300,429
     Gain on Sale of Real Estate                       (116,329)            0
     (Increase) Decrease in Receivables                 (27,033)       21,011
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        32,220       (14,249)
                                                     -----------   -----------
        Total Adjustments                               201,103       307,191
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                          1,347,134     1,358,407
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0      (734,555)
   Proceeds from Sale of Real Estate                    136,514             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                            136,514      (734,555)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (313)          (99)
   Distributions to Partners                         (1,318,169)   (1,318,068)
                                                     -----------   -----------
        Net Cash Used For
          Financing Activities                       (1,318,482)   (1,318,167)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                    165,166      (694,315)

CASH AND CASH EQUIVALENTS, beginning of period          553,179     1,407,691
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   718,345   $   713,376
                                                     ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property     $   660,000
                                                     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998  $(25,306)   $18,188,734   $18,163,428   23,385.09

  Distributions              (13,181)    (1,304,887)   (1,318,068)

  Net Income                  10,512      1,040,704     1,051,216
                             --------    -----------   -----------  ----------
BALANCE, September 30, 1999 $(27,975)   $17,924,551   $17,896,576   23,385.09
                             ========    ===========   ===========  ==========


BALANCE, December 31, 1999  $(30,416)   $17,682,861   $17,652,445   23,161.59

  Distributions              (13,182)    (1,304,987)   (1,318,169)

  Net Income                  11,460      1,134,571     1,146,031
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2000 $(32,138)   $17,512,445   $17,480,307   23,161.59
                             ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

(3)  Short-Term Note Receivable -

     On August 2, 2000, the Partnership received a Contract for Deed from an affiliate of the buyer of the Media Play store in Apple Valley, Minnesota. The Note bears interest at 9% and is due December 2, 2000. The Note is secured by the land, building and equipment. As of September 30, 2000, the Partnership's share of outstanding principal due on the Note is $660,000.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(4)  Investments in Real Estate -

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 2, 2000. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,329. At the time of sale, the cost and related accumulated depreciation was $795,900 and $115,715.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately
     $1,000,000,  which resulted in a net loss  of  approximately
     $20,000.

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

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At September 30, 2000, RDC owed $26,858 for rent, which was collected subsequent to September 30, 2000.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $1,589,195 and
$1,566,472, respectively. During the same periods, the Partnership earned investment income of $31,044 and $49,119, respectively. In 2000, rental income increased mainly as a result of additional rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on seven properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of additional property.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately
$1,000,000,  which  resulted  in  a  net  loss  of  approximately
$20,000.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At September 30, 2000, RDC owed $26,858 for rent, which was collected subsequent to September 30, 2000.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $215,472 and $194,658, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $62,820 and $69,288, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         As   of  September  30,  2000,  the  Partnership's  cash
distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $165,166 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities decreased from $1,358,407 in 1999 to $1,347,134 in 2000 mainly as the result of an increase in expenses in 2000, which was partially offset by an increase in income in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000, the Partnership generated cash flow from the sale of real estate of $136,514. During the nine months ended September 30, 1999, the Partnership expended $734,555 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 2, 2000. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,329. At the time of sale, the cost and related accumulated depreciation was $795,900 and $115,715.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On October 1, 2000, twenty Limited Partners redeemed a total of 318.6 Partnership Units for $249,726. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-nine Limited Partners redeemed
838.4 Partnership Units for $723,264 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          10.1   Asset   Purchase  Agreement   dated
                 September    18,   2000,    between    the
                 Partnership     and     Southern     River
                 Restaurants, LLC relating to the  property
                 at   5630   Johnson   Street,   Lafayette,
                 Louisiana.

          27     Financial Data Schedule  for  period
                 ended September 30, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E. Larson_
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)