Form 10KSB
period 2000-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2001-03-30
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $2,197,314.

As of February 28, 2001, there were 22,808.737 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,808,737.

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

        Through December 31, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934, which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the year ended December 31, 1998, the net gain was $78,734.

        On January 27, 1998, the Partnership sold 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $184,032, which resulted in a net gain of $41,140. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $149,183 and $6,291, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,329. At the time of sale, the cost and related accumulated depreciation was $795,900 and $115,715.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,011,386, which resulted in a net loss of $8,932. At the time of sale, the cost and related accumulated depreciation was $1,176,559 and $156,241.

        During 2000, the Partnership sold 8.3639% of the Champps Americana restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $329,428, which resulted in a total net gain of $52,406. The total cost and related accumulated depreciation of the interests sold was $288,406 and $11,384.

        Subsequent to December 31, 2000, the Partnership sold an additional 12.6375% of the Champps Americana restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $493,000, which resulted in a total net gain of approximately $74,000.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At December 31, 2000, RDC did not owe any past due rent on these properties.

Major Tenants

        During 2000, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 81% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 2001 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                                 Total Property               Annual  Annual
                       Purchase   Acquisition                 Lease   Rent Per
Property                 Date        Costs        Lessee      Payment Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                              Summit Family
 (40.1354%)            9/30/93  $  531,331   Restaurants, Inc. $ 77,488 $20.11

Red Robin Restaurant                        Red Robin Holding
 Colorado Springs, CO  2/24/94  $2,229,190    Company, Inc.    $284,364 $39.06

Red Robin Restaurant                        Red Robin Holding
 Colorado Springs, CO  2/24/94  $1,755,441    Company, Inc.    $219,800 $30.35

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                                 Total Property               Annual  Annual
                       Purchase   Acquisition                 Lease   Rent Per
Property                 Date        Costs        Lessee      Payment Sq. Ft.

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                      RTM
 (1.1177%)             5/16/94  $   13,865    Georgia, Inc.    $  1,733 $38.40

Applebee's Restaurant
 Middletown, OH                               Thomas &
 (5.925%)              7/15/94  $   69,105    King, Inc.       $  8,874 $27.49

                                             Huntington
Denny's Restaurant                           Restaurants
 Burleson, TX          12/6/94  $  923,480   Group, Inc.       $110,140 $23.05

                                             Renaissant
Applebee's Restaurant                        Development
 McAllen, TX           12/8/94  $1,320,104   Corporation       $158,355 $29.40

                                             Renaissant
Applebee's Restaurant                        Development
 Brownsville, TX       8/31/95  $1,378,736   Corporation       $163,944 $26.93

                                             Huntington
Denny's Restaurant                           Restaurants
 Grapevine, TX        11/21/95  $1,354,721   Group, Inc.       $156,176 $31.60

Garden Ridge Retail Store
 Pineville, NC                                 Garden
 (18.50%)              3/28/96  $1,667,093   Ridge L.P.        $174,319 $ 6.65

Champps
 Americana Restaurant
 Lyndhurst, OH                             Americana Dining
 (85.21315%)           4/10/96  $2,311,211   Corporation       $261,063 $37.50

Champps
 Americana Restaurant
 Schaumburg, IL                                Champps
 (37.0%)              12/31/97  $1,676,195  Americana, Inc.    $176,405 $42.73

Champps
 Americana Restaurant                         Americana
 Columbus, OH                                  Dining
 (51.6361%)            4/16/99  $1,780,532   Corporation       $180,434 $31.88


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Champps Americana restaurant in Schaumburg, Illinois, are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Champps Americana restaurants in Lyndhurst and Columbus, Ohio, the Applebee's restaurant in Middletown, Ohio, and the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The initial Lease terms are 20 years except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007. The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's and Champps Americana restaurants and the Applebee's restaurant in Ohio which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1995, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

        The Partnership is a defendant in a claim arising in the ordinary course of business seeking approximately $150,000. Management believes that the claim is without merit and intends to vigorously defend their position. Although the ultimate liability, if any, cannot be determined, management is of the opinion that the outcome will not have a material impact on the Partnership's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 1,579 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2000, twenty Limited Partners redeemed a total  of
318.6 Partnership Units for $249,726 in accordance with the Partnership Agreement. In prior years, a total of forty-nine Limited Partners redeemed 838.4 Partnership Units for $723,264. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $20,098 and $19,406 were made to the General Partners and $1,739,992 and $1,739,883 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $173,872 and $98,514 of proceeds from property sales in 2000 and 1999, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $2,128,449 and
$2,104,498, respectively. During the same periods, the Partnership earned investment income of $68,865 and $55,960, respectively. In 2000, rental income increased mainly as a result of rent received from the Champps Americana restaurant in Columbus, Ohio and rent increases on seven properties.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,011,386, which resulted in a net loss of $8,932. At the time of sale, the cost and related accumulated depreciation was $1,176,559 and $156,241.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At December 31, 2000, RDC did not owe any past due rent on these properties.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $275,475 and $241,923, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $87,651 and $83,638, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 7.25%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2000, the Partnership's cash balances increased $1,437,126 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities increased from $1,820,773 in 1999 to $1,965,982 in 2000 as the result of an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration expenses in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2000, the Partnership generated cash flow from the sale of real estate of $1,477,328. During the year ended December 31, 1999, the Partnership expended $734,554 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,329. At the time of sale, the cost and related accumulated depreciation was $795,900 and $115,715.

        During 2000, the Partnership sold 8.3639% of the Champps Americana restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $329,428, which resulted in a total net gain of $52,406. The total cost and related accumulated depreciation of the interests sold was $288,406 and $11,384.

        Subsequent to December 31, 2000, the Partnership sold an additional 12.6375% of the Champps Americana restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $493,000, which resulted in a total net gain of approximately $74,000.

       During 2000 and 1999, the Partnership distributed $175,628 and $99,509 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.61 and $4.25 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2000, twenty Limited Partners redeemed a total  of
318.6 Partnership Units for $249,726 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-nine Limited Partners redeemed 838.4 Partnership Units for $723,264. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis, Minnesota        /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  25, 2001                 Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                  Certified Public Accountants

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,990,305   $   553,179
  Receivables                                          4,950        26,781
  Short-Term Note Receivable                         656,040             0
                                                  -----------   -----------
      Total Current Assets                         2,651,295       579,960
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,464,829     7,201,680
  Buildings and Equipment                         10,546,175    12,070,189
  Accumulated Depreciation                        (1,848,977)   (1,725,502)
                                                  -----------   -----------
      Net Investments in Real Estate              15,162,027    17,546,367
                                                  -----------   -----------
           Total  Assets                         $17,813,322   $18,126,327
                                                  ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $   132,639   $    49,534
  Distributions Payable                              424,020       424,348
  Unearned Rent                                       26,858             0
                                                  -----------   -----------
      Total Current Liabilities                      583,517       473,882
                                                  -----------   -----------
CONTINGENCY

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (34,643)      (30,416)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,843 and 23,162 Units outstanding in
   2000 and 1999, respectively                    17,264,448    17,682,861
                                                  -----------   -----------
      Total Partners' Capital                     17,229,805    17,652,445
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $17,813,322   $18,126,327
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                  2000            1999

INCOME:
  Rent                                        $ 2,128,449     $ 2,104,498
  Investment Income                                68,865          55,960
                                               -----------     -----------
      Total Income                              2,197,314       2,160,458
                                               -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates         275,475         241,923
  Partnership Administration and Property
     Management - Unrelated Parties                87,651          83,638
  Depreciation                                    406,815         405,310
                                               -----------     -----------
      Total Expenses                              769,941         730,871
                                               -----------     ----------

OPERATING INCOME                                1,427,373       1,429,587

GAIN ON SALE OF REAL ESTATE                       159,803               0
                                               -----------     -----------
NET INCOME                                    $ 1,587,176     $ 1,429,587
                                               ===========     ===========

NET INCOME ALLOCATED:
  General Partners                                 15,871          14,296
  Limited Partners                              1,571,305       1,415,291
                                               -----------     -----------
                                              $ 1,587,176     $ 1,429,587
                                               ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,082 and 23,329 weighted average Units
 outstanding in 2000 and 1999, respectively)  $     68.07     $     60.67
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                      2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,587,176    $ 1,429,587

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     406,815        405,310
     Gain on Sale of Real Estate                     (159,803)             0
     Decrease in Receivables                           21,831         21,011
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      83,105        (35,135)
     Increase in Unearned Rent                         26,858              0
                                                   -----------    -----------
       Total Adjustments                              378,806        391,186
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                     1,965,982      1,820,773
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0       (734,554)
  Proceeds From Sale of Real Estate                 1,477,328              0
  Payments Received on Short-Term Note Receivable       3,960              0
                                                   -----------    -----------
       Net Cash Provided By (Used For)
           Investing Activities                     1,481,288       (734,554)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                      (328)          (161)
  Distributions to Partners                        (1,757,568)    (1,757,458)
  Redemption Payments                                (252,248)      (183,112)
                                                   -----------    -----------
       Net Cash Used For
         Financing Activities                      (2,010,144)    (1,940,731)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,437,126       (854,512)

CASH AND CASH EQUIVALENTS, beginning of  period       553,179      1,407,691
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,990,305    $   553,179
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property    $   660,000
                                                   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                  Partnership
                            General      Limited                    Units
                            Partners     Partners       Total     Outstanding


BALANCE, December 31, 1998 $(25,306)   $18,188,734   $18,163,428    23,385.09

  Distributions             (17,575)    (1,739,883)   (1,757,458)

  Redemption Payments        (1,831)      (181,281)     (183,112)     (223.50)

  Net Income                 14,296      1,415,291     1,429,587
                            --------    -----------   -----------  ----------
BALANCE, December 31, 1999  (30,416)    17,682,861    17,652,445    23,161.59

  Distributions             (17,576)    (1,739,992)   (1,757,568)

  Redemption Payments        (2,522)      (249,726)     (252,248)     (318.55)

  Net Income                 15,871      1,571,305     1,587,176
                            --------    -----------   -----------  ----------
BALANCE, December 31, 2000 $(34,643)   $17,264,448   $17,229,805    22,843.04
                            ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions -

     The Partnership owns an 18.5% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited
     Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 37.0% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, owned a 13.4% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owns a 51.6361% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership owned a 40% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owned a 33.0% interest in a Media Play retail store. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XIX Limited
     Partnership  and  AEI  Income  &  Growth  Fund  XXI  Limited
     Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2000         1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 275,475    $ 241,923
                                                 ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  87,651    $  83,638
                                                 ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts
  are net of financing and commitment fees
  and expense reimbursements received by the
  Partnership from the lessees in the amount
  of $40,433 for 1999.                          $       0    $ (26,273)
                                                 ========     ========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2000         1999
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $  13,733    $       0
                                                 ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Short-Term Note Receivable -

     On August 2, 2000, the Partnership received a Contract for Deed from an affiliate of the buyer of the Media Play store in Apple Valley, Minnesota. The Note bore interest at 9%
     and was secured by the land, building and equipment. As of December 31, 2000, the Partnership's share of outstanding principal due on the Note was $656,040. On January 16, 2001, the Partnership received the outstanding principal and accrued interest on the Note.

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007. The Leases contain renewal options which may extend the Lease term an additional 10 years except for the Denny's and Champps Americana restaurants and the Applebee's restaurant in Ohio which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 2000 are as follows:

                                   Buildings and             Accumulated
Property                    Land     Equipment      Total    Depreciation

HomeTown Buffet,
 Albuquerque, NM       $  241,960  $   289,371  $   531,331   $  69,931
Red Robin,
 Colorado Springs, CO     905,980    1,323,210    2,229,190     303,236
Red Robin,
 Colorado Springs, CO     721,168    1,034,273    1,755,441     237,021
Arby's/Mrs. Winner's,
 Smyrna, GA                 5,775        8,090       13,865       1,837
Applebee's,
 Middletown, OH            20,844       48,261       69,105      12,138
Denny's, Burleson, TX     374,721      548,759      923,480     115,850
Applebee's,
 McAllen, TX              463,553      856,551    1,320,104     200,580
Applebee's,
 Brownsville, TX          523,042      855,694    1,378,736     179,677
Denny's, Grapevine, TX    722,668      632,053    1,354,721     114,115
Garden Ridge,
 Pineville, NC            540,354    1,126,739    1,667,093     178,400
Champps Americana,
 Lyndhurst, OH            674,374    1,636,837    2,311,211     262,217
Champps Americana,
 Schaumburg, IL           712,592      963,603    1,676,195     101,761
Champps Americana
 Columbus, OH             557,798    1,222,734    1,780,532      72,214
                        ----------  ----------   -----------  ----------
                       $6,464,829  $10,546,175  $17,011,004  $1,848,977
                        ==========  ==========   ===========  ==========


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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,329. At the time of sale, the cost and related accumulated depreciation was $795,900 and $115,715.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,011,386, which resulted in a net loss of $8,932. At the time of sale, the cost and related accumulated depreciation was $1,176,559 and $156,241.

     During 2000, the Partnership sold 8.3639% of the Champps Americana restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $329,428, which resulted in a total net gain of $52,406. The total cost and related accumulated depreciation of the interests sold was $288,406 and $11,384.

     Subsequent  to  December 31, 2000, the Partnership  sold  an additional 12.6375% of the Champps Americana restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $493,000, which resulted in a total net gain of approximately $74,000.

     During 2000 and 1999, the Partnership distributed $175,628 and $99,509 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.61 and $4.25 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At December 31, 2000, RDC did not owe any past due rent on these properties.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet restaurant, a 1.1177% interest in an Arby's/Mrs. Winner's restaurant, a 5.925% interest in an Applebee's restaurant in Middletown, Ohio and an 85.21315% interest in a Champps Americana restaurant in Lyndhurst, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001           $ 2,005,930
                       2002             2,039,887
                       2003             2,062,769
                       2004             2,072,543
                       2005             1,886,119
                       Thereafter      18,403,110
                                       ----------
                                      $28,470,358
                                       ==========

     There were no contingent rents recognized in 2000 or 1999.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2000          1999
          Tenants                 Industry

     Champps Americana Group    Restaurant   $   645,815   $   596,919
     Red Robin Holding
        Company, Inc.           Restaurant       499,250       494,009
     Renaissant Development
        Corporation             Restaurant       322,299       322,299
     Huntington Restaurants
        Group, Inc.             Restaurant       263,613       258,634
                                              -----------   -----------

     Aggregate rent revenue of major tenants $ 1,730,977   $ 1,671,861
                                              ===========   ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               81%           79%
                                              ===========   ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Partners' Capital -

     Cash distributions of $20,098 and $19,406 were made to the General Partners and $1,739,992 and $1,739,883 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $75.38 and $74.58 per Limited Partnership Unit outstanding using 23,082 and 23,329 weighted average Units in 2000 and 1999, respectively. The distributions represent $57.14 and $52.84 per Unit of Net Income and $18.24 and $21.74 per Unit of return of contributed capital in 2000 and 1999, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $173,872 and $98,514 of proceeds from property sales in 2000 and 1999, respectively.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  2000, twenty Limited Partners redeemed  a  total  of
     318.6 Partnership Units for $249,726 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, twelve Limited Partners redeemed a total of 223.5 Partnership Units for $181,281. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,050.65 per original $1,000 invested.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2000       1999

     Net Income for Financial
      Reporting Purposes                  $1,587,176   $1,429,587

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      89,163       77,905

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                      26,858            0

     Amortization of Start-Up and
      Organization Costs                     (27,246)     (57,026)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes          (647,345)           0
                                           -----------  -----------
           Taxable Income to Partners     $1,028,606   $1,450,466
                                           ===========  ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                2000          1999

     Partners' Capital for
      Financial Reporting Purposes           $17,229,805   $17,652,445

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                         351,135       909,317

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                          26,858             0

     Capitalized Start-Up Costs
      Under Section 195                          253,354       303,182

     Amortization of Start-Up and
      Organization Costs                        (255,793)     (278,375)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes         3,277,273     3,277,273
                                              -----------   -----------
           Partners' Capital for
              Tax Reporting Purposes         $20,882,632   $21,863,842
                                              ===========   ===========


(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2000                    1999
                         Carrying      Fair      Carrying      Fair
                          Amount       Value      Amount       Value

     Cash                $      257   $      257   $    406  $    406
     Money Market Funds   1,990,048    1,990,048    552,773   552,773
                          ----------   ----------   --------  --------
       Total Cash and
        Cash Equivalents $1,990,305   $1,990,305   $553,179  $553,179
                          ==========   ==========   ========  ========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(10) Contingency -

     The Partnership is a defendant in a claim arising in the ordinary course of business seeking approximately $150,000. Management believes that the claim is without merit and intends to vigorously defend their position. Although the ultimate liability, if any, cannot be determined, management is of the opinion that the outcome will not have a material impact on the Partnership's financial position.

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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 2001. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

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


ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2000.

Person or Entity                                      Amount Incurred From
 Receiving                    Form and Method    Inception (September 2, 1992)
Compensation                  of Compensation         To December 31, 2000

AEI Securities, Inc.  Selling Commissions equal to 8%       $2,398,039
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  775,539
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all         $1,869,106
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all         $  221,360
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  119,633
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1%  of distributions of Net Proceeds  $   10,641
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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         A. Exhibits -
                          Description

3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form SB-2 filed on November 9, 1992 [File No. 3354354-C]).

3.2   Limited   Partnership   Agreement   (incorporated   by
      reference to Exhibit 3.2 of the registrant's Registration Statement on Form SB-2 filed on November 9, 1992 [File No. 3354354-C]).

10.1  Net  Lease Agreement dated September 30,  1993  between the Partnership and HTB Restaurants, Inc. and JB's Restaurants, Inc. relating to the property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to Exhibit A of Form 8-K filed on October 8, 1993).

10.2 Assignment of Lease dated February 24, 1994 between the Partnership and Bird Food, Inc., and the Lease Option Agreement dated October 5, 1983, relating to the property at 3680 Citadel Drive North, Colorado Springs, Colorado (incorporated by reference to Exhibit A of Form 8-K filed on March 8, 1994).

10.3 Assignment of Lease dated February 24, 1994 between the Partnership and Retlen Corporation, Inc., and the Lease Agreement dated May 11, 1987, relating to the property at 1410 Jamboree Drive, Colorado Springs, Colorado (incorporated by reference to Exhibit B of Form 8-K filed on March 8, 1994).

10.4 Net Lease Agreement dated May 16, 1994 between the Partnership and RTM Georgia, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.11 of Form 10-KSB filed on March 27,
      1995).

10.5 Net Lease Agreement dated July 15, 1994 between the Partnership and Thomas and King, Inc. relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-KSB filed on March 27, 1995).

10.6 Net Lease Agreement dated November 30, 1994 between the Partnership and Renaissant Development Corporation relating to the property at 4601 N. 10th Street, McAllen, Texas (incorporated by reference to Exhibit 10.16 of Form 10-KSB filed on March 27, 1995).

10.7 Net Lease Agreement dated December 6, 1994 between the Partnership and Huntington Restaurants Group, Inc. relating to the property at 868 N.E. Alsbury Boulevard, Burleson, Texas (incorporated by reference to Exhibit 10.17 of Form 10-KSB filed on March 27, 1995).

10.8  Property  Co-Tenancy Ownership Agreement  dated  August
      21, 1995 between the Partnership and Bruce R. Logan relating to the property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to Exhibit 10.22 of Form 10-KSB filed on March 21, 1996).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A.  Exhibits -
                             Description

10.9  Net Lease Agreement dated August 30, 1995 between  the
      Partnership and Renaissant Development Corporation relating to the property at 2960 Boca Chica Boulevard, Brownsville, Texas (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed on March 21, 1996).

10.10 Property  Co-Tenancy Ownership  Agreement  dated
      October 18, 1995 between the Partnership and Highgrove Consulting Agency, Inc. relating to the property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed on March 21,
      1996).

10.11 Property  Co-Tenancy Ownership  Agreement  dated
      October 20, 1995 between the Partnership and The Mark A. Benson Living Trust relating to the property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to
      Exhibit 10.30 of Form 10-KSB filed on March 21, 1996).

10.12 Net  Lease  Agreement dated  November  21,  1995
      between the Partnership and Huntington Restaurants Group, Inc. relating to the property at 1505 William D. Tate Boulevard, Grapevine, Texas (incorporated by reference to
      Exhibit 10.31 of Form 10-KSB filed on March 21, 1996).

10.13 Property  Co-Tenancy Ownership  Agreement  dated
      December 6, 1995 between the Partnership and The Joan Koller Trust relating to the property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to
      Exhibit 10.34 of Form 10-KSB filed on March 21, 1996).

10.14 Net Lease Agreement dated August 2, 1995, between
      TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 10, 1996).

10.15 First Amendment to Lease Agreement dated March 1,
      1996 between TKC X, LLC and Garden Ridge, L.P. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 10, 1996).

10.16 Assignment and Assumption of Lease dated March 28,
      1996 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 10, 1996).

10.17 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson, AEI Institutional Net Lease Fund '93 and Americana Dining Corporation relating to the property at 5835 Landerbrook Drive, Lyndhurst, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 17, 1996).

10.18 Property  Co-Tenancy Ownership  Agreement  dated
      September  27, 1996 between the Partnership and the  Margaret
      E. Brust Irrevocable Trust relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 13, 1996).

10.19 Property  Co-Tenancy Ownership  Agreement  dated
      December 6, 1996 between the Partnership and the John J. Zeller Living Trust relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to
      Exhibit 10.45 of Form 10-KSB filed on March 21, 1997).

10.20 Property  Co-Tenancy Ownership  Agreement  dated
      January 10, 1997 between the partnership and the Mark A. Benson Living Trust relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to
      Exhibit 10.47 of Form 10-KSB filed on March 21, 1997).

10.21 Property  Co-Tenancy Ownership  Agreement  dated
      April 21, 1997 between the Partnership and Anton Kuster, Jr. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 13, 1997).

10.22 Net Lease Agreement dated April 21, 1997 between
      the  Partnership,  AEI  Income  &  Growth  Fund  XXI  Limited
      Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 13, 1997).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.  (Continued)

         A. Exhibits -
                           Description

10.23 Property Co-Tenancy Agreement dated  August  14,
      1997 between the Partnership and Russell C. Mayer, Trustee and Dixie Mayer, Trustee, or their Successor Trustees of the Russell C. and Dixie Mayer Trust relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 7, 1997).

10.24 Property  Co-Tenancy Ownership  Agreement  dated
      September 30, 1997 between the Partnership and Richard J. Abbott and Marjory T. Abbott relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on November 7, 1997).

10.25 Property  Co-Tenancy Ownership  Agreement  dated
      September 30, 1997 between the Partnership and Richard J. Abbott and Marjory T. Abbott relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on November 7, 1997).

10.26 Property  Co-Tenancy Ownership  Agreement  dated
      October 9, 1997 between the Partnership and Nick DeVito, Inc. relating to the property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed on November 7, 1997).

10.27 Property  Co-Tenancy Ownership  Agreement  dated
      October 10, 1997 between the Partnership and Nick DeVito, Inc. relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed on November 7, 1997).

10.28 Property  Co-Tenancy Ownership  Agreement  dated
      December 1, 1997 between the Partnership and David E. Edsall, Trustee of the David E. Edsall Trust relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.42 of Form 10-KSB filed on March 23, 1998).

10.29 Property  Co-Tenancy Ownership  Agreement  dated
      December 16, 1997 between the Partnership and James Edward Amend relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.44 of Form 10-KSB filed on March 23, 1998).

10.30 Property  Co-Tenancy Ownership  Agreement  dated
      December 16, 1997 between the Partnership and Joan Koller, Trustee of the Joan Koller Trust relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.45 of Form 10-KSB filed on March 23,
      1998).

10.31 First  Amendment to Net  Lease  Agreement  dated
      December  31,  1997  between the Partnership,  AEI  Income  &
      Growth Fund XXI Limited Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.47 of Form 10-KSB filed on March 23, 1998).

10.32 Property  Co-Tenancy Ownership  Agreement  dated
      January 7, 1998 between the Partnership and Helen M. Rafter relating to the property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.49 of Form 10-KSB filed on March 23, 1998).

10.33 Property  Co-Tenancy Ownership  Agreement  dated
      January 27, 1998 between the Partnership and Richard W. Anderson and Marilyn R. Anderson, Trustees of the Anderson Family Trust relating to the property at 5835 Landerbrook Drive, Lyndhurst Ohio (incorporated by reference to Exhibit
      10.50 of Form 10-KSB filed on March 23, 1998).

10.34 Net Lease Agreement dated August 11, 1998  between
      the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Americana Dining Corporation relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 9, 1998).

10.35 First Amendment to Net Lease Agreement dated April
      16, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Americana Dining Corporation relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 7, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                           Description

10.36 Purchase Agreement dated June 12, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and MAH Properties LLC relating to the property at 7370 W. 153rd Street, Apple Valley, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

10.37 Asset Purchase Agreement dated September 18, 2000, between the Partnership and Southern River Restaurants, LLC relating to the property at 5630 Johnson Street, Lafayette, Louisiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

10.38 Purchase  Agreement  dated  November  30,   2000,
      between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Scott L. Skogman relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.39 Property  Co-Tenancy  Ownership  Agreement  dated
      November 30, 2000 between the Partnership and Scott L. Skogman relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.40 Purchase  Agreement  dated  December  14,   2000,
      between the Partnership and Ralph F. and Virginia Jansen relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.41 Property  Co-Tenancy  Ownership  Agreement  dated
      December 14, 2000, between the Partnership and Ralph F. and Virginia Jansen relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.42 Purchase  Agreement  dated  December  21,   2000,
      between the Partnership and Francis E. and Cecile Ann Quinn relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.43 Property  Co-Tenancy  Ownership  Agreement  dated
      December 21, 2000, between the Partnership and Francis E. and Cecil Ann Quinn relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.44 Purchase Agreement dated January 19, 2001, between the Partnership and The Sheila K. Nate Revocable Living Trust relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.45 Property  Co-Tenancy  Ownership  Agreement  dated
      January 19, 2001 between the Partnership and The Sheila K. Nate Revocable Living Trust relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.46 Purchase Agreement dated January 31, 2001, between the Partnership and Dwight W. and Linda R. Peterson relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.47 Property  Co-Tenancy  Ownership  Agreement  dated
      January 31, 2001, between the Partnership and Dwight W. and Linda R. Peterson relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.48 Purchase  Agreement  dated  February  21,   2001,
      between the Partnership and Donald T. Jefferson relating to the property at 3993 Morse Crossing, Columbus, Ohio.

10.49 Property  Co-Tenancy  Ownership  Agreement  dated
      February 21, 2001, between the Partnership and Donald T. Jefferson relating to the property at 3993 Morse Crossing, Columbus, Ohio.

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

                        AEI NET LEASE INCOME & GROWTH FUND XX
                        Limited Partnership
                        By: AEI Fund Management XX, Inc.
                        Its Managing General Partner



March 9, 2001           By:/s/ Robert P. Johnson
                               Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                        Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 9, 2001
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)