Form 10QSB
period 2001-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2001-05-15
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                     2001         2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,615,670    $ 1,990,305
  Receivables                                         9,123          4,950
  Short-Term Note Receivable                              0        656,040
                                                 -----------    -----------
      Total Current Assets                        2,624,793      2,651,295
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,602,944      6,464,829
  Buildings and Equipment                        10,537,256     10,546,175
  Construction in Progress                           13,079              0
  Accumulated Depreciation                       (1,913,415)    (1,848,977)
                                                 -----------    -----------
      Net Investments in Real Estate             15,239,864     15,162,027
                                                 -----------    -----------
           Total  Assets                        $17,864,657    $17,813,322
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    93,229    $   132,639
  Distributions Payable                             424,020        424,020
  Unearned Rent                                      98,582         26,858
                                                 -----------    -----------
      Total Current Liabilities                     615,831        583,517
                                                 -----------    -----------
CONTINGENCY

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (34,452)       (34,643)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,843 Units outstanding                      17,283,278     17,264,448
                                                 -----------    -----------
    Total Partners' Capital                      17,248,826     17,229,805
                                                 -----------    -----------
      Total Liabilities and Partners' Capital   $17,864,657    $17,813,322
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2001         2000

INCOME:
   Rent                                         $   500,453    $   539,901
   Investment Income                                 37,639          5,975
                                                 -----------    -----------
        Total Income                                538,092        545,876
                                                 -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates           77,362         66,542
   Partnership Administration and Property
      Management - Unrelated Parties                 16,863         24,744
   Depreciation                                      90,095        105,247
                                                 -----------    -----------
        Total Expenses                              184,320        196,533
                                                 -----------    -----------

OPERATING INCOME                                    353,772        349,343

GAIN ON SALE OF REAL ESTATE                         104,648              0
                                                 -----------    -----------
NET INCOME                                      $   458,420    $   349,343
                                                 ===========    ===========

NET INCOME ALLOCATED:
   General Partners                             $     4,585    $     3,493
   Limited Partners                                 453,835        345,850
                                                 -----------    -----------
                                                $   458,420    $   349,343
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (22,843 and 23,162 weighted average Units
 outstanding in 2001 and 2000, respectively)    $     19.87    $     14.93
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   458,420    $   349,343

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    90,095        105,247
     Gain on Sale of Real Estate                   (104,648)             0
     Increase in Receivables                         (4,173)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (39,410)        18,220
     Increase in Unearned Rent                       71,724         76,562
                                                 -----------    -----------
        Total Adjustments                            13,588        200,029
                                                 -----------    -----------
        Net Cash Provided By
        Operating Activities                        472,008        549,372
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (735,933)             0
   Proceeds from Sale of Real Estate                672,649              0
   Payments Received on
     Short-Term Note  Receivable                    656,040              0
                                                 -----------    -----------
        Net Cash Provided By
        Investing Activities                        592,756              0
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                      0           (626)
   Distributions to Partners                       (439,399)      (439,390)
                                                 -----------    -----------
        Net Cash Used For
        Financing Activities                       (439,399)      (440,016)
                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           625,365        109,356

CASH AND CASH EQUIVALENTS, beginning of period    1,990,305        553,179
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,615,670    $   662,535
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                            General      Limited                     Units
                            Partners     Partners      Total      Outstanding


BALANCE, December 31, 1999 $(30,416)   $17,682,861   $17,652,445   23,161.59

  Distributions              (4,394)      (434,996)     (439,390)

  Net Income                  3,493        345,850       349,343
                            --------    -----------   -----------  ----------
BALANCE, March 31, 2000    $(31,317)   $17,593,715   $17,562,398    23,161.59
                            ========    ===========   ===========  ==========


BALANCE, December 31, 2000 $(34,643)   $17,264,448   $17,229,805    22,843.04

  Distributions              (4,394)      (435,005)     (439,399)

  Net Income                  4,585        453,835       458,420
                            --------    -----------   -----------  ----------
BALANCE, March 31, 2001    $(34,452)   $17,283,278   $17,248,826    22,843.04
                            ========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,011,386, which resulted in a net loss of $8,932. At the time of sale, the cost and related accumulated depreciation was $1,176,559 and $156,241.

     Through March 31, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the three months ended March 31, 2001, the net gain was $104,648.

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At March 31, 2001, RDC did not owe any past due rent on these properties.

     On March 30, 2001, the Partnership purchased a 35% interest in a Children's World daycare center in New Albany, Ohio for $539,027. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $51,737. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc., affiliates of the Partnership.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $13,079 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $458,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $48,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited
     Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $165,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Contingency -

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $500,453 and $539,901, respectively. During the same periods, the Partnership earned investment income of $37,639 and $5,975, respectively. In 2001, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from two property acquisitions in 2001 and rent increases on nine properties. In 2001, additional investment income was earned on the net proceeds from property sales.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,011,386, which resulted in a net loss of $8,932. At the time of sale, the cost and related accumulated depreciation was $1,176,559 and $156,241.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At March 31, 2001, RDC did not owe any past due rent on these properties.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $77,362 and $66,542, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,863 and $24,744, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 7.25%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances increased $625,365 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities decreased from $549,372 in 2000 to $472,008 in 2001 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Partnership generated cash flow from the sale of real estate of $672,649. During the same period, the Partnership expended $735,933 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        Through March 31, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the three months ended March 31, 2001, the net gain was $104,648.

        On March 30, 2001, the Partnership purchased a 35% interest in a Children's World daycare center in New Albany, Ohio for $539,027. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $51,737. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc., affiliates of the Partnership.

       On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $13,079 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $458,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $48,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $165,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

    10.1 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
    Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

    10.2 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

    10.3  Purchase  Agreement dated March 27,  2001  between  the
    Partnership and Ronald & Ida Kethe relating to the property at 3993 Morse Crossing, Columbus, Ohio.

    10.4 Property Co-Tenancy Ownership Agreement dated March  27,
    2001 between the Partnership and Ronald & Ida Kethe relating to the property at 3993 Morse Crossing, Columbus, Ohio.

    10.5 Net Lease Agreement dated March 30, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and ARAMARK Educational Resources, Inc. relating to the property at 5524 New Albany Road, New Albany, Ohio.

    10.6 Development Financing Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan.

    10.7 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan.

    b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001          AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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