Form 10QSB
period 2001-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2001-08-14
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1.Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

Item 2.Management's Discussion and Analysis

PART II.Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                      2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,814,693    $ 1,990,305
  Receivables                                          54,324          4,950
  Short-Term Note Receivable                                0        656,040
                                                   -----------    -----------
      Total Current Assets                          1,869,017      2,651,295
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              7,139,125      6,464,829
  Buildings and Equipment                          10,538,246     10,546,175
  Construction in Progress                            169,070              0
  Accumulated Depreciation                         (2,005,262)    (1,848,977)
                                                   -----------    -----------
      Net Investments in Real Estate               15,841,179     15,162,027
                                                   -----------    -----------
           Total  Assets                          $17,710,196    $17,813,322
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    79,281    $   132,639
  Distributions Payable                               438,968        424,020
  Unearned Rent                                        76,213         26,858
                                                   -----------    -----------
      Total Current Liabilities                       594,462        583,517
                                                   -----------    -----------
CONTINGENCY

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (23,783)       (34,643)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,843 Units outstanding                        17,139,517     17,264,448
                                                   -----------    -----------
      Total Partners' Capital                      17,115,734     17,229,805
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $17,710,196    $17,813,322
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended       Six Months Ended
                             6/30/01      6/30/00     6/30/01     6/30/00

INCOME:
   Rent                     $ 522,690   $ 526,593   $1,023,143   $1,066,494
   Investment Income           22,522       6,637       60,161       12,612
                             ---------   ---------   ----------   ----------
        Total Income          545,212     533,230    1,083,304    1,079,106
                             ---------   ---------   ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                 83,708      66,183      161,070      132,725
   Partnership Administration
    and Property Management -
    Unrelated Parties          48,201      17,399       65,064       42,143
   Depreciation                91,847     104,976      181,942      210,223
                             ---------   ---------   ----------   ----------
        Total Expenses        223,756     188,558      408,076      385,091
                             ---------   ---------   ----------   ----------

OPERATING INCOME              321,456     344,672      675,228      694,015

GAIN ON SALE OF REAL ESTATE         0           0      104,648            0
                             ---------   ---------   ----------   ----------
NET INCOME                  $ 321,456   $ 344,672   $  779,876   $  694,015
                             =========   =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $  15,214   $   3,447   $   19,799   $    6,940
   Limited Partners           306,242     341,225      760,077      687,075
                             ---------   ---------   ----------   ----------
                            $ 321,456   $ 344,672   $  779,876   $  694,015
                             =========   =========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (22,843 and 23,162 weighted
  average Units outstanding in 2001
  and 2000, respectively)   $   13.40   $   14.73   $    33.27   $    29.66
                             =========   =========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   779,876  $   694,015

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      181,942      210,223
     Gain on Sale of Real Estate                      (104,648)           0
     (Increase) Decrease in Receivables                (49,374)      13,316
     Decrease in Payable to
        AEI Fund Management, Inc.                      (53,358)     (16,983)
     Increase in Unearned Rent                          49,355       76,562
                                                    -----------  -----------
        Total Adjustments                               23,917      283,118
                                                    -----------  -----------
        Net Cash Provided By
        Operating Activities                           803,793      977,133
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,429,095)           0
   Proceeds from Sale of Real Estate                   672,649            0
   Payments Received  on Short-Term Note Receivable    656,040            0
                                                    -----------  -----------
        Net Cash Used For
        Investing Activities                          (100,406)           0
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         14,948         (626)
   Distributions to Partners                          (893,947)    (878,779)
                                                    -----------  -----------
        Net Cash Used For
        Financing Activities                          (878,999)    (879,405)
                                                    -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (175,612)      97,728

CASH AND CASH EQUIVALENTS, beginning of period       1,990,305      553,179
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,814,693  $   650,907
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                  Partnership
                            General      Limited                     Units
                            Partners     Partners      Total      Outstanding


BALANCE, December 31, 1999  $(30,416)  $17,682,861  $17,652,445    23,161.59

  Distributions               (8,788)     (869,991)    (878,779)

  Net Income                   6,940       687,075      694,015
                             ---------  -----------  -----------  -----------
BALANCE, June 30, 2000      $(32,264)  $17,499,945  $17,467,681    23,161.59
                             =========  ===========  ===========  ===========


BALANCE, December 31, 2000  $(34,643)  $17,264,448  $17,229,805    22,843.04

  Distributions               (8,939)     (885,008)    (893,947)

  Net Income                  19,799       760,077      779,876
                             ---------  -----------  -----------  -----------
BALANCE, June 30, 2001      $(23,783)  $17,139,517  $17,115,734    22,843.04
                             =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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

                          JUNE 30, 2001
                           (Continued)

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

     Through June 30, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the six months ended June 30, 2001, the net gain was $104,648.

     During the six months ended June 30, 2001, the Partnership distributed $36,776 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.59 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At June 30, 2001, RDC did not owe any past due rent on these properties.

     On March 30, 2001, the Partnership purchased a 35% interest in a Children's World daycare center in New Albany, Ohio for $540,366. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $51,737. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc., affiliates of the Partnership.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $133,566 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $458,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $48,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 2001, the Partnership had advanced $35,504 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $165,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $1,023,143 and
$1,066,494, respectively. During the same periods, the Partnership earned investment income of $60,161 and $12,612, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from three property acquisitions in 2001 and rent increases on nine properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At June 30, 2001, RDC did not owe any past due rent on these properties.

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $161,070 and $132,725, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $65,064 and $42,143, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2001, when compared to the same periods in 2000, is the result of expenses incurred in 2001 related to the Applebee's situation discussed above.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances decreased $175,612 as a result of cash used to purchase property and distributions made in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $977,133 in 2000 to $803,793 in 2001 due to an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001, the Partnership generated cash flow from the sale of real estate of $672,649. During the same period, the Partnership expended $1,429,095 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        Through March 31, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the six months ended June 30, 2001, the net gain was $104,648.

       During the six months ended June 30, 2001, the Partnership distributed $36,776 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.59 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

        On March 30, 2001, the Partnership purchased a 35% interest in a Children's World daycare center in New Albany, Ohio for $540,366. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $51,737. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc., affiliates of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $133,566 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $458,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $48,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 2001, the Partnership had advanced $35,504 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $165,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2001, the Partnership's distribution rate was increased from 7.25% to 7.5%. As a result, distributions were higher in 2001, when compared to 2000.

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

       a. Exhibits - None.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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