Form 10QSB
period 2001-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2001-11-13
CIK 894245

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                  2001             2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,083,536      $ 1,990,305
  Receivables                                      27,128            4,950
  Short-Term Note Receivable                            0          656,040
                                               -----------      -----------
      Total Current Assets                      1,110,664        2,651,295
                                               -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          7,148,838        6,464,829
  Buildings and Equipment                      10,761,322       10,546,175
  Construction in Progress                        573,390                0
  Accumulated Depreciation                     (2,097,110)      (1,848,977)
                                               -----------      -----------
      Net Investments in Real Estate           16,386,440       15,162,027
                                               -----------      -----------
           Total  Assets                      $17,497,104      $17,813,322
                                               ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    72,481      $   132,639
  Distributions Payable                           439,099          424,020
  Unearned Rent                                    81,318           26,858
                                               -----------      -----------
      Total Current Liabilities                   592,898          583,517
                                               -----------      -----------
CONTINGENCY

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (12,899)         (34,643)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,843 Units outstanding                    16,917,105       17,264,448
                                               -----------      -----------
     Total Partners' Capital                   16,904,206       17,229,805
                                               -----------      -----------
      Total Liabilities and Partners' Capital $17,497,104      $17,813,322
                                               ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended         Nine Months Ended
                           9/30/01        9/30/00      9/30/01       9/30/00

INCOME:
   Rent                   $ 437,005     $ 522,701    $1,460,148    $1,589,195
   Investment Income         21,161        18,432        81,322        31,044
                           ---------     ---------    ----------    ----------
        Total Income        458,166       541,133     1,541,470     1,620,239
                           ---------     ---------    ----------    ----------

EXPENSES:
   Partnership Administration -
    Affiliates               92,546        82,747       253,616       215,472
   Partnership Administration
    and Property Management -
    Unrelated Parties        30,752        20,677        95,816        62,820
   Depreciation              91,848       102,022       273,790       312,245
                           ---------     ---------    ----------    ----------
        Total Expenses      215,146       205,446       623,222       590,537
                           ---------     ---------    ----------    ----------

OPERATING INCOME            243,020       335,687       918,248     1,029,702

GAIN ON SALE OF REAL ESTATE       0       116,329       104,648       116,329
                           ---------     ---------    ----------    ----------
NET INCOME                $ 243,020     $ 452,016    $1,022,896    $1,146,031
                           =========     =========    ==========    ==========

NET INCOME ALLOCATED:
   General Partners       $  15,430     $   4,520    $   35,229    $   11,460
   Limited Partners         227,590       447,496       987,667     1,134,571
                           ---------     ---------    ----------    ----------
                          $ 243,020     $ 452,016    $1,022,896    $1,146,031
                           =========     =========    ==========    ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (22,843 and 23,162
 weighted average Units
 outstanding in 2001 and
 2000, respectively)      $    9.96     $   19.32    $    43.24    $    48.98
                           =========     =========    ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $ 1,022,896     $ 1,146,031

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    273,790         312,245
     Gain on Sale of Real Estate                    (104,648)       (116,329)
     Increase in Receivables                         (22,178)        (27,033)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (60,158)         32,220
     Increase in Unearned Rent                        54,460               0
                                                  -----------     -----------
        Total Adjustments                            141,266         201,103
                                                  -----------     -----------
        Net Cash Provided By
        Operating Activities                       1,164,162       1,347,134
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (2,066,204)              0
   Proceeds from Sale of Real Estate                 672,649         136,514
   Payments Received on Short-Term Note Receivable   656,040               0
                                                  -----------     -----------
        Net Cash Provided By (Used For)
        Investing Activities                        (737,515)        136,514
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       15,079            (313)
   Distributions to Partners                      (1,348,495)     (1,318,169)
                                                  -----------     -----------
        Net Cash Used For
         Financing Activities                     (1,333,416)     (1,318,482)
                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                (906,769)        165,166

CASH AND CASH EQUIVALENTS, beginning of period     1,990,305         553,179
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,083,536     $   718,345
                                                  ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Note  Receivable Acquired in Sale  of  Property              $   660,000
                                                                  ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                   Limited
                                                                 Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999   $(30,416)  $17,682,861  $17,652,445   23,161.59

  Distributions               (13,182)   (1,304,987)  (1,318,169)

  Net Income                   11,460     1,134,571    1,146,031
                              ---------  -----------  ----------- -----------
BALANCE, September 30, 2000  $(32,138)  $17,512,445  $17,480,307   23,161.59
                              =========  ===========  =========== ===========


BALANCE, December 31, 2000   $(34,643)  $17,264,448  $17,229,805   22,843.04

  Distributions               (13,485)   (1,335,010)  (1,348,495)

  Net Income                   35,229       987,667    1,022,896
                             ----------  -----------  ----------- -----------
BALANCE, September 30, 2001 $(12,899)   $16,917,105  $16,904,206   22,843.04
                             ==========  ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

     Through September 30, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the nine months ended September 30, 2001, the net gain was $104,648.

     During the nine months ended September 30, 2001, the Partnership distributed $156,458 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $6.78 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At September 30, 2001, RDC did not owe any past due rent on these properties.

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

                       SEPTEMBER 30, 2001
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $48,153. The Partnership's share of the total acquisition costs, including the cost of the land, was $453,851. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 2001, the Partnership had advanced $573,390 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $165,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
     Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $89,479 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(6)  Contingency -

     The  Partnership was a defendant in a claim arising  in  the ordinary  course of business seeking approximately $150,000.
     In   September,  2001,  the  claim  was  dismissed   without
     prejudice.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $1,460,148 and
$1,589,195, respectively. During the same periods, the Partnership earned investment income of $81,322 and $31,044, respectively. In 2001, rental income decreased as a result of the loss of rent from the Denny's restaurants and the property sales discussed below. These decreases in rental income were partially offset by rent received from three property acquisitions in 2001 and rent increases on eight properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At September 30, 2001, RDC did not owe any past due rent on these properties.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $89,479 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $253,616 and $215,472, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $95,816 and $62,820, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2001, when compared to the same periods in 2000, is the result of expenses incurred in 2001 related to the Applebee's situation discussed above.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances decreased $906,769 as a result of cash used to purchase property and distributions made in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $1,347,134 in 2000 to $1,164,162 in 2001 due to a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $672,649 and $136,514, respectively. During the nine months ended September 30, 2001, the Partnership expended $2,066,204 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        Through September 30, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the nine months ended September 30, 2001, the net gain was $104,648.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        During the nine months ended September 30, 2001, the Partnership distributed $156,458 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $6.78 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

       On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $48,153. The Partnership's share of the total acquisition costs, including the cost of the land, was $453,851. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund
XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 2001, the Partnership had advanced $573,390 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $165,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        On October 1, 2001, fifteen Limited Partners redeemed a total of 163.1 Partnership Units for $122,608 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-nine Limited Partners redeemed 1,157 Partnership Units for $972,990. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

        The Partnership was a defendant in a claim arising in the
ordinary  course of business seeking approximately $150,000.   In
September, 2001, the claim was dismissed without prejudice.

ITEM 2.CHANGES IN SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 First Amendment to Net Lease Agreement dated September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 2001      AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)