Form 10KSB
period 2001-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2002-03-29
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

The Issuer's revenues for year ended December 31, 2001 were $2,032,760.

As of February 28, 2002, there were 22,651.935 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,651,935.

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

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

        Through December 31, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the years ended December 31, 2001 and 2000, the net gain was $104,648 and $52,406, respectively.
ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Subsequent to December 31, 2001, the Partnership sold 7.4061% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $444,000, which resulted in a net gain of approximately $135,000.

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

       On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $48,153. The Partnership's share of the total acquisition costs, including the cost of the land, was $454,304. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund
XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $499,761. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $723,044 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At December 31, 2001, RDC did not owe any past due rent on these properties.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        As of December 31, 2001, based on an analysis of market conditions in the area, it was determined the fair value of the Applebee's restaurant in Brownsville, Texas was approximately $750,000. In the fourth quarter of 2001, a charge to operations for real estate impairment of $415,370 was recognized, which is the difference between the book value at December 31, 2001 of $1,165,370 and the estimated market value of $750,000. The charge was recorded against the cost of the land, building and equipment.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $156,588 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

Major Tenants

        During 2001, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 76% of total rental revenue in 2001. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                                Total Property                 Annual  Annual
                      Purchase   Acquisition                   Lease   Rent Per
Property                Date        Costs       Lessee         Payment Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                             Summit Family
 (40.1354%)            9/30/93  $  531,331  Restaurants, Inc. $ 77,488 $20.11

Red Robin Restaurant                          Red Robin
 Colorado Springs, CO  2/24/94  $2,229,190    West, Inc.      $306,743 $42.14

Red Robin Restaurant                          Red Robin
 Colorado Springs, CO  2/24/94  $1,755,441    West, Inc.      $225,295 $31.11

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                      RTM
 (1.1177%)             5/16/94  $   13,865   Georgia, Inc.    $  1,733 $38.40

Applebee's Restaurant
 Middletown, OH                               Thomas &
 (5.925%)              7/15/94  $   69,105   King, Inc.       $  8,874 $27.49

                                             Huntington
Denny's Restaurant                           Restaurants
 Burleson, TX          12/6/94  $  923,480   Group, Inc.      $112,260 $23.49

                                             Renaissant
Applebee's Restaurant                        Development
 McAllen, TX           12/8/94  $1,320,104   Corporation      $171,023 $31.75


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                                Total Property                 Annual  Annual
                      Purchase   Acquisition                   Lease   Rent Per
Property                Date        Costs       Lessee         Payment Sq. Ft.


                                              Renaissant
Applebee's Restaurant                         Development
 Brownsville, TX       8/31/95  $  963,367    Corporation     $ 94,632 $15.54

                                              Huntington
Denny's Restaurant                            Restaurants
 Grapevine, TX        11/21/95  $1,354,721    Group, Inc.     $156,176 $31.60

Garden Ridge Retail Store
 Pineville, NC                                  Garden
 (18.50%)              3/28/96  $1,667,093     Ridge L.P.     $192,466 $ 7.34

Champps
 Americana Restaurant                           Champps
 Lyndhurst, OH                                 Operating
 (85.21315%)           4/10/96  $2,311,211    Corporation     $261,063 $37.50

Champps
 Americana Restaurant
 Schaumburg, IL                                 Champps
 (37.0%)              12/31/97  $1,676,195  Americana, Inc.   $189,371 $45.87

Champps
 Americana Restaurant                           Champps
 Columbus, OH                                  Operating
 (34.4198%)            4/16/99  $1,186,874    Corporation     $120,275 $31.88

Children's World
 Daycare Center                                 ARAMARK
 New Albany, OH                               Educational
 (35.0%)               3/30/01  $  540,366   Resources, Inc.  $ 51,737 $17.14

Johnny Carino's
 Restaurant                                       Kona
 Austin, TX                                    Restaurant
 (20.0%)               9/26/01  $  454,304     Group, Inc.    $ 48,153 $37.27

Champps Restaurant
 Utica, MI                                       Champps
 (44.0%)                                     Entertainment,
 (land only) (1)       4/27/01  $  499,761       Inc.         $ 57,162 $16.31

(1)Restaurant was under construction as of December 31, 2001.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Champps Americana restaurant in Schaumburg, Illinois, are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Children's World daycare center are owned by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc. The remaining interests in the Johnny Carino's restaurant are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC. The remaining interests in the Champps restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net
Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurants in
Lyndhurst and Columbus, Ohio, the Applebee's restaurant in Middletown, Ohio, and the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007, the Children's World daycare center, which has a Lease term of 15 years and the Johnny Carino's restaurant which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, the Denny's, Johnny Carino's and Champps Americana restaurants and the Applebee's restaurant in Ohio, which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years.

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

        Through December 31, 2001, all properties listed above were 100% occupied.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 1,559 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2001, fifteen Limited Partners redeemed a total of
163.1 Partnership Units for $122,607 in accordance with the Partnership Agreement. In prior years, a total of sixty-nine Limited Partners redeemed 1,157 Partnership Units for $972,990. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $19,269 and $20,098 were made to the General Partners and $1,785,014 and $1,739,992 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $293,496 and $173,872 of proceeds from property sales in 2001 and 2000, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $1,930,793 and
$2,128,449, respectively. During the same periods, the Partnership earned investment income of $101,967 and $68,865, respectively. In 2001, rental income decreased as a result of the loss of rent from the Denny's restaurants and the property sales discussed below. These decreases in rental income were partially offset by rent received from three property acquisitions in 2001 and rent increases on eight properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At December 31, 2001, RDC did not owe any past due rent on these properties.

        As of December 31, 2001, based on an analysis of market conditions in the area, it was determined the fair value of the Applebee's restaurant in Brownsville, Texas was approximately $750,000. In the fourth quarter of 2001, a charge to operations for real estate impairment of $415,370 was recognized, which is the difference between the book value at December 31, 2001 of $1,165,370 and the estimated market value of $750,000. The charge was recorded against the cost of the land, building and equipment.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $156,588 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $297,425 and $275,475, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $104,906 and $87,651, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2001 related to the Applebee's situation discussed above.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

       During the year ended December 31, 2001, the Partnership's cash balances decreased $1,268,698 as a result of cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities, which were partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $1,965,982 in 2000 to $1,531,878 in 2001 due to a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $672,649 and $1,477,328, respectively. During the year ended December 31, 2001, the Partnership expended $2,217,476 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the years ended December 31, 2001 and 2000, the net gain was $104,648 and $52,406, respectively.

        Subsequent to December 31, 2001, the Partnership sold 7.4061% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $444,000, which resulted in a net gain of approximately $135,000.

       During 2001 and 2000, the Partnership distributed $296,461 and $175,628 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $12.89 and $7.61 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

       On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $48,153. The Partnership's share of the total acquisition costs, including the cost of the land, was $454,304. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund
XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $499,761. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $723,044 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2001, fifteen Limited Partners redeemed a total of
163.1 Partnership Units for $122,607 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-nine Limited Partners redeemed 1,157 Partnership Units for $972,990. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Minneapolis, Minnesota        /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  23, 2002                Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   721,607    $ 1,990,305
  Receivables                                       39,466          4,950
  Short-Term Note Receivable                             0        656,040
                                                -----------    -----------
      Total Current Assets                         761,073      2,651,295
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,892,191      6,464,829
  Buildings and Equipment                       10,604,217     10,546,175
  Construction in Progress                         723,044              0
  Accumulated Depreciation                      (2,190,844)    (1,848,977)
                                                -----------    -----------
      Net Investments in Real Estate            16,028,608     15,162,027
                                                -----------    -----------
           Total  Assets                       $16,789,681    $17,813,322
                                                ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    66,455    $   132,639
  Distributions Payable                            439,121        424,020
  Unearned Rent                                     29,007         26,858
                                                -----------    -----------
      Total Current Liabilities                    534,583        583,517
                                                -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     591        (34,643)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,680 and 22,843 Units outstanding in
   2001 and 2000, respectively                  16,254,507     17,264,448
                                                -----------    -----------
     Total Partners' Capital                    16,255,098     17,229,805
                                                -----------    -----------
       Total Liabilities and Partners' Capital $16,789,681    $17,813,322
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    2001          2000

INCOME:
  Rent                                          $ 1,930,793    $ 2,128,449
  Investment Income                                 101,967         68,865
                                                 -----------    -----------
      Total Income                                2,032,760      2,197,314
                                                 -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates           297,425        275,475
  Partnership Administration and Property
     Management - Unrelated Parties                 104,906         87,651
  Depreciation                                      367,524        406,815
  Real Estate Impairment                            415,370              0
                                                 -----------    -----------
      Total Expenses                              1,185,225        769,941
                                                 -----------    -----------

OPERATING INCOME                                    847,535      1,427,373

GAIN ON SALE OF REAL ESTATE                         104,648        159,803
                                                 -----------    -----------
NET INCOME                                      $   952,183    $ 1,587,176
                                                 ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                   54,503         15,871
  Limited Partners                                  897,680      1,571,305
                                                 -----------    -----------
                                                $   952,183    $ 1,587,176
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (22,802 and 23,082 weighted average Units
 outstanding in 2001 and 2000, respectively)    $     39.37    $     68.07
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                     2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   952,183    $ 1,587,176

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    367,524        406,815
     Real Estate Impairment                          415,370              0
     Gain on Sale of Real Estate                    (104,648)      (159,803)
     Increase (Decrease) in Receivables              (34,516)        21,831
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (66,184)        83,105
     Increase in Unearned Rent                         2,149         26,858
                                                  -----------    -----------
       Total Adjustments                             579,695        378,806
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                    1,531,878      1,965,982
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (2,217,476)             0
  Proceeds From Sale of Real Estate                  672,649      1,477,328
  Payments Received on Short-Term Note Receivable    656,040          3,960
                                                  -----------    -----------
       Net Cash Provided By (Used For)
           Investing Activities                     (888,787)     1,481,288
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       15,101           (328)
   Distributions to Partners                      (1,803,044)    (1,757,568)
   Redemption Payments                              (123,846)      (252,248)
                                                  -----------    -----------
       Net Cash Used For
         Financing Activities                     (1,911,789)    (2,010,144)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        (1,268,698)     1,437,126

CASH AND CASH EQUIVALENTS, beginning of period     1,990,305        553,179
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   721,607    $ 1,990,305
                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property                 $   660,000
                                                                 ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(30,416)   $17,682,861  $17,652,445    23,161.59

  Distributions              (17,576)    (1,739,992)  (1,757,568)

  Redemption Payments         (2,522)      (249,726)    (252,248)     (318.55)

  Net Income                  15,871      1,571,305    1,587,176
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 2000   (34,643)    17,264,448   17,229,805    22,843.04

  Distributions              (18,030)    (1,785,014)  (1,803,044)

  Redemption Payments         (1,239)      (122,607)    (123,846)     (163.10)

  Net Income                  54,503        897,680      952,183
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 2001  $    591    $16,254,507  $16,255,098    22,679.94
                             =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns an 18.5% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited
     Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. As of December 31, 2001, the Partnership owns a 37.0% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, owned a 13.4% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owns a 34.4198% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership owned a 40% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owns a 35.0% interest in a Children's World daycare center. The remaining interests in this property are owned by AEI Income & Growth Fund 23 LLC and
     AEI Fund Management XVII, Inc., affiliates of the Partnership. The Partnership owns a 20.0% interest in a Johnny Carino's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund 85-A Limited
     Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership. The Partnership owns a 44% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owned a 33.0% interest in a Media Play retail store. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2001          2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 297,425     $ 275,475
                                                 ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $ 104,906     $  87,651
                                                 ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts
  are net of financing and commitment fees
  and expense reimbursements received by the
  Partnership from the lessees in the amount
  of $64,102 for 2001.                          $ (40,508)    $       0
                                                 ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $  32,313     $  13,733
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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007, the Children's World daycare center, which has a Lease term of 15 years and the Johnny Carino's restaurant which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, the Johnny Carino's, Denny's and Champps Americana restaurants and the Applebee's restaurant in Ohio, which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Garden Ridge retail store and Champps Americana restaurant in Lyndhurst, Ohio were constructed and acquired in 1996. The Champps Americana restaurant in Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The Children's World daycare center and Johnny Carino's restaurant were constructed and acquired in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The remaining properties were constructed and acquired in either 1994 or 1995. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 2001 are as follows:

                                       Buildings and              Accumulated
Property                       Land      Equipment      Total     Depreciation

HomeTown Buffet,
 Albuquerque, NM          $  241,960  $   289,371   $   531,331  $   79,577
Red Robin,
 Colorado Springs, CO        905,980    1,323,210     2,229,190     347,343
Red Robin,
 Colorado Springs, CO        721,168    1,034,273     1,755,441     271,497
Arby's/Mrs. Winner's,
 Smyrna, GA                    5,775        8,090        13,865       2,114


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

                                       Buildings and              Accumulated
Property                       Land      Equipment      Total     Depreciation


Applebee's, Middletown, OH    20,844       48,261        69,105      14,017
Denny's, Burleson, TX        374,721      548,759       923,480     135,025
Applebee's, McAllen, TX      463,553      856,551     1,320,104     233,780
Applebee's, Brownsville, TX  265,000      698,367       963,367     213,366
Denny's, Grapevine, TX       722,668      632,053     1,354,721     136,381
Garden Ridge, Pineville, NC  540,354    1,126,739     1,667,093     215,958
Champps Americana,
   Lyndhurst, OH             674,374    1,636,837     2,311,211     317,909
Champps Americana,
   Schaumburg, IL            712,592      963,603     1,676,195     135,681
Champps Americana,
   Columbus, OH              371,820      815,054     1,186,874      76,314
Children's World,
   New Albany, OH            140,615      399,751       540,366       9,994
Johnny Carino's, Austin, TX  231,006      223,298       454,304       1,888
Champps Americana,
   Utica, MI                 499,761            0       499,761           0
                           ----------  -----------   -----------  ----------
                          $6,892,191  $10,604,217   $17,496,408  $2,190,844
                           ==========  ===========   ===========  ==========

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     Through December 31, 2001, the Partnership sold 25.5802% of the Champps Americana restaurant in Columbus, Ohio, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,077, which resulted in a total net gain of $157,054. The total cost and related accumulated depreciation of the interests sold was $882,064 and $37,041. For the years ended December 31, 2001 and 2000, the net gain was $104,648 and $52,406, respectively.

     Subsequent to December 31, 2001, the Partnership sold 7.4061% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $444,000, which resulted in a net gain of approximately $135,000.

     During 2001 and 2000, the Partnership distributed $296,461 and $175,628 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $12.89 and $7.61 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     On March 30, 2001, the Partnership purchased a 35% interest in a Children's World daycare center in New Albany, Ohio for $540,366. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $51,737.

     On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $48,153. The Partnership's share of the total acquisition costs, including the cost of the land, was $454,304.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $499,761. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $723,044 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,540,000.

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC is continuing to make the lease payments to the Partnership while they develop a reorganization plan. If the Leases are assumed, RDC must comply with all Lease terms. If the Leases are rejected, RDC will be required to return possession of the property to the Partnership and the Partnership will be responsible for expenses on the property and re-leasing the property. At December 31, 2001, RDC did not owe any past due rent on these properties.

     As of December 31, 2001, based on an analysis of market conditions in the area, it was determined the fair value of the Applebee's restaurant in Brownsville, Texas was approximately $750,000. In the fourth quarter of 2001, a charge to operations for real estate impairment of $415,370 was recognized, which is the difference between the book value at December 31, 2001 of $1,165,370 and the estimated market value of $750,000. The charge was recorded against the cost of the land, building and equipment.

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
     Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $156,588 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002           $ 2,101,747
                       2003             2,193,921
                       2004             2,212,370
                       2005             2,025,946
                       2006             2,044,457
                       Thereafter      17,891,975
                                       ----------
                                      $28,470,416
                                       ==========

     There were no contingent rents recognized in 2001 and 2000.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                2001        2000
        Tenants                 Industry

     Champps Americana Group   Restaurant    $  612,339   $  645,815
     Red Robin Holding
       Company, Inc.           Restaurant       527,001      499,250
     Renaissant Development
       Corporation             Restaurant       337,191      322,299
     Huntington Restaurants
       Group, Inc.             Restaurant           N/A      263,613
                                              ----------   ----------

     Aggregate rent revenue of major tenants $1,476,531   $1,730,977
                                              ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              76%          81%
                                              ==========   ==========



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Partners' Capital -

     Cash distributions of $19,269 and $20,098 were made to the General Partners and $1,785,014 and $1,739,992 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $78.28 and $75.38 per Limited Partnership Unit outstanding using 22,802 and 23,082 weighted average Units in 2001 and 2000, respectively. The distributions represent $33.96 and $57.14 per Unit of Net Income and $44.32 and $18.24 per Unit of return of contributed capital in 2001 and 2000, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $293,496 and $173,872 of proceeds from property sales in 2001 and 2000, respectively.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

     During  2001, fifteen Limited Partners redeemed a  total  of
     163.1 Partnership Units for $122,607 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, twenty Limited Partners redeemed a total of 318.6 Partnership Units for $249,726. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,058.20 per original $1,000 invested.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  2001           2000
     Net Income for Financial
      Reporting Purposes                     $   952,183      $1,587,176

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                          93,763          89,163

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes            415,370               0

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         158,987          26,858

     Amortization of Start-Up and
      Organization Costs                          (2,850)        (27,246)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes                (3,473)       (647,345)
                                              -----------     -----------
           Taxable Income to Partners        $ 1,613,980     $ 1,028,606
                                              ===========     ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                2001          2000

     Partners' Capital for
      Financial Reporting Purposes          $16,255,098    $17,229,805

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                        856,795        351,135

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                        185,845         26,858

     Capitalized Start-Up Costs
      Under Section 195                         253,354        253,354

     Amortization of Start-Up and
      Organization Costs                       (258,643)      (255,793)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        3,277,273      3,277,273
                                             -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes        $20,569,722    $20,882,632
                                             ===========    ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2001                   2000
                          Carrying       Fair     Carrying      Fair
                           Amount        Value     Amount       Value

     Cash                $      99   $      99   $      257    $      257
     Money Market Funds    721,508     721,508    1,990,048     1,990,048
                          ---------   ---------   ----------    ----------
      Total Cash and
       Cash Equivalents  $ 721,607   $ 721,607   $1,990,305    $1,990,305
                          =========   =========   ==========    ==========

(10) Contingency -

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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1992, and has been elected to continue in these positions until December, 2002. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method      Inception (September 2, 1992)
Compensation                of Compensation           To December 31, 2001

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

General Partners and  Reimbursement at Cost for other       $  884,013
Affiliates            Organization and Offering Costs.


ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method      Inception (September 2, 1992)
Compensation                of Compensation           To December 31, 2001

General Partners and  Reimbursement at Cost for all         $  735,031
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all         $2,166,531
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all         $  253,673
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  135,937
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds   $   13,606
                      of Sale until Limited Partners have
                      received an amount equal to (a)
                      their Adjusted Capital Contributions,
                      plus (b) an amount equal to 12% of
                      their Adjusted Capital Contributions
                      per annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds  of  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

    10.38 Purchase Agreement dated November 30, 2000, between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Scott L. Skogman relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.38 of Form 10-KSB filed on March 9, 2001).

    10.39 Property Co-Tenancy Ownership Agreement dated November 30, 2000 between the Partnership and Scott L. Skogman relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.39 of Form 10-KSB filed on March 9, 2001).

    10.40 Purchase Agreement dated December 14, 2000, between the Partnership and Ralph F. and Virginia Jansen relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.40 of Form 10-KSB filed on March 9, 2001).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

    10.41 Property Co-Tenancy Ownership Agreement dated December 14, 2000, between the Partnership and Ralph F. and Virginia Jansen relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to
    Exhibit 10.41 of Form 10-KSB filed on March 9, 2001).

    10.42 Purchase Agreement dated December 21, 2000, between the Partnership and Francis E. and Cecile Ann Quinn relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.42 of Form 10-KSB filed on March 9, 2001).

    10.43 Property Co-Tenancy Ownership Agreement dated December 21, 2000, between the Partnership and Francis E. and Cecil Ann Quinn relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to
    Exhibit 10.43 of Form 10-KSB filed on March 9, 2001).

    10.44 Purchase Agreement dated January 19, 2001, between the Partnership and The Sheila K. Nate Revocable Living Trust relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.44 of Form 10-KSB filed on March 9, 2001).

    10.45 Property Co-Tenancy Ownership Agreement dated January 19, 2001 between the Partnership and The Sheila K. Nate Revocable Living Trust relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to
    Exhibit 10.45 of Form 10-KSB filed on March 9, 2001).

    10.46 Purchase Agreement dated January 31, 2001, between the Partnership and Dwight W. and Linda R. Peterson relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.46 of Form 10-KSB filed on March 9, 2001).

    10.47 Property Co-Tenancy Ownership Agreement dated January 31, 2001, between the Partnership and Dwight W. and Linda R. Peterson relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to
    Exhibit 10.47 of Form 10-KSB filed on March 9, 2001).

    10.48 Purchase Agreement dated February 21, 2001, between the Partnership and Donald T. Jefferson relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.48 of Form 10-KSB filed on March 9, 2001).

    10.49 Property Co-Tenancy Ownership Agreement dated February 21, 2001, between the Partnership and Donald T. Jefferson relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.49 of Form 10-KSB filed on March 9, 2001).

    10.50 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
    Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

    10.51 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited
    Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
    Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.2 of Form 10-QSB filed on May 10, 2001).

    10.52 Purchase Agreement dated March 27, 2001 between the Partnership and Ronald & Ida Kethe relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 10, 2001).

    10.53 Property Co-Tenancy Ownership Agreement dated March 27, 2001 between the Partnership and Ronald & Ida Kethe relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 10, 2001).

    10.54 Net Lease Agreement dated March 30, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited
    Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and ARAMARK Educational Resources, Inc. relating to the property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 10, 2001).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

    10.55 Development Financing Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 10, 2001).

    10.56 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on May 10,
    2001).

    10.57 First Amendment to Net Lease Agreement dated September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.1 of Form 10-QSB filed on November 8, 2001).

    10.58 Purchase Agreement dated January 22, 2002 between the Partnership, AEI Income & Growth Fund XXI Limited
    Partnership and Shelley S. Kung relating to the property at 955 Golf Road, Schaumburg, Illinois.

    10.59 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan.

    10.60 Purchase Agreement dated February 14, 2002 between the Partnership and The David & Nancy Reed Family Trust relating to the property at 955 Golf Road, Schaumburg, Illinois.

    10.61       Property  Co-Tenancy  Ownership  Agreement  dated
    February  15,  2002 between the Partnership  and  Shelley  S.
    Kung relating to the property at 955 Golf Road, Schaumburg, Illinois.

    10.62       Property  Co-Tenancy  Ownership  Agreement  dated
    March  6, 2002 between the Partnership and The David &  Nancy
    Reed  Family Trust relating to the property at 955 Golf Road,
    Schaumburg, Illinois.

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

                       AEI NET LEASE INCOME & GROWTH FUND XX
                       Limited Partnership
                       By: AEI Fund Management XX, Inc.
                       Its Managing General Partner



March 8, 2002          By: /s/ Robert P. Johnson
                               Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                      Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 8, 2002
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer     March 8, 2002
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)