Form 10QSB
period 2002-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2002-05-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                      2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,231,692    $   721,607
  Receivables                                               0         39,466
                                                   -----------    -----------
      Total Current Assets                          1,231,692        761,073
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,711,456      6,892,191
  Buildings and Equipment                          11,268,736     10,604,217
  Construction in Progress                                  0        723,044
  Accumulated Depreciation                         (2,240,118)    (2,190,844)
                                                   -----------    -----------
      Net Investments in Real Estate               15,740,074     16,028,608
                                                   -----------    -----------
           Total  Assets                          $16,971,766    $16,789,681
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   145,161    $    66,455
  Distributions Payable                               409,842        439,121
  Unearned Rent                                        99,133         29,007
                                                   -----------    -----------
      Total Current Liabilities                       654,136        534,583
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                      2,119            591
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,680 Units outstanding                        16,315,511     16,254,507
                                                   -----------    -----------
      Total Partners' Capital                      16,317,630     16,255,098
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $16,971,766    $16,789,681
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2002           2001

INCOME:
   Rent                                         $   468,382     $   500,453
   Investment Income                                 11,490          37,639
                                                 -----------     -----------
        Total Income                                479,872         538,092
                                                 -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates           91,851          77,362
   Partnership Administration and Property
      Management - Unrelated Parties                 20,047          16,863
   Depreciation                                      93,985          90,095
                                                 -----------     -----------
        Total Expenses                              205,883         184,320
                                                 -----------     -----------

OPERATING INCOME                                    273,989         353,772

GAIN ON SALE OF REAL ESTATE                         212,784         104,648
                                                 -----------     -----------
NET INCOME                                      $   486,773     $   458,420
                                                 ===========     ===========

NET INCOME ALLOCATED:
   General Partners                             $     5,770     $     4,585
   Limited Partners                                 481,003         453,835
                                                 -----------     -----------
                                                $   486,773     $   458,420
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (22,680 and 22,843 weighted average Units
    outstanding in 2002 and 2001, respectively) $     21.21     $     19.87
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                     $   486,773   $   458,420

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        93,985        90,095
     Gain on Sale of Real Estate                       (212,784)     (104,648)
     (Increase) Decrease in Receivables                  39,466        (4,173)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        78,706       (39,410)
     Increase in Unearned Rent                           70,126        71,724
                                                     -----------   -----------
        Total Adjustments                                69,499        13,588
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            556,272       472,008
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (288,329)     (735,933)
   Proceeds from Sale of Real Estate                    695,662       672,649
   Payments Received on Short-Term Note Receivable            0       656,040
                                                     -----------   -----------
        Net Cash Provided By
        Investing Activities                            407,333       592,756
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (29,279)            0
   Distributions to Partners                           (424,241)     (439,399)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (453,520)     (439,399)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               510,085       625,365

CASH AND CASH EQUIVALENTS, beginning of period          721,607     1,990,305
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,231,692   $ 2,615,670
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(34,643)   $17,264,448  $17,229,805   22,843.04

  Distributions               (4,394)      (435,005)    (439,399)

  Net Income                   4,585        453,835      458,420
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2001     $(34,452)   $17,283,278  $17,248,826   22,843.04
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2001  $    591    $16,254,507  $16,255,098   22,679.94

  Distributions               (4,242)      (419,999)    (424,241)

  Net Income                   5,770        481,003      486,773
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2002     $  2,119    $16,315,511  $16,317,630   22,679.94
                             ========    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively.

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

     During   the  three  months  ended  March  31,   2002,   the
     Partnership sold 11.6459% of the Champps Americana restaurant in Schaumburg, Illinois, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $695,662, which resulted in a total net gain of $212,784. The total cost and related accumulated depreciation of the interests sold was $527,589 and $44,711, respectively.

     During the first three months ended March 31, 2002, the Partnership distributed $56,267 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.46 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,511,134. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC continued to make the lease payments to the Partnership, but was unable to develop a reorganization plan. In February, 2002, one of the bankruptcy creditors took over the restaurants to attempt to stablize the operations and to market the properties. As part of this transaction, the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. At March 31, 2002, the Partnership had received all rent due on these properties.

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
     Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the three months ended March 31, 2002 and the year ended December 31, 2001, HRG owed $68,401 and $156,588 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $468,382 and $500,453, respectively. During the same periods, the Partnership earned investment income of $11,490 and $37,639, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurants and property sales. These decreases in rental income were partially offset by rent received from three property acquisitions in 2002 and 2001 and rent increases on three properties. In 2001, additional investment income was earned on the net proceeds from property sales.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC continued to make the lease payments to the Partnership, but was unable to develop a reorganization plan. In February, 2002, one of the bankruptcy creditors took over the restaurants to attempt to stablize the operations and to market the properties. As part of this transaction, the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. At March 31, 2002, the Partnership had received all rent due on these properties.

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

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the three months ended March 31, 2002 and the year ended December 31, 2001, HRG owed $68,401 and $156,588 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $91,851 and $77,362, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,047 and $16,863, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances increased $510,085 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $472,008 in 2001 to $556,272 in 2002 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in revenues and an increase in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $695,662 and $672,649, respectively. During the same periods, the Partnership expended $288,329 and $735,933, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        During the three months ended March 31, 2002, the Partnership sold 11.6459% of the Champps Americana restaurant in Schaumburg, Illinois, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $695,662, which resulted in a total net gain of $212,784. The total cost and related accumulated depreciation of the interests sold was $527,589 and $44,711, respectively.

        During the first three months ended March 31, 2002, the Partnership distributed $56,267 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.46 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,511,134. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

       None.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1  Purchase Agreement dated February 27, 2002 between  the
       Partnership  and  Bernard  E.  Meierjohan  relating  to   the
       property at 955 Golf Road, Schaumburg, Illinois.

       10.2 Purchase Agreement dated February 27, 2002 between the Partnership and Carmen Meierjohan relating to the property at 955 Golf Road, Schaumburg, Illinois

       10.3 Property Co-Tenancy Ownership Agreement dated March 14, 2002 between the Partnership and Bernard E. Meierjohan relating to the property at 955 Golf Road, Schaumburg, Illinois.

       10.4 Property Co-Tenancy Ownership Agreement dated March 14, 2002 between the Partnership and Carmen Meierjohan relating to the property at 955 Golf Road, Schaumburg, Illinois.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 2002        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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