Form 10QSB
period 2002-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2002-08-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                 2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 1,322,894      $   721,607
  Receivables                                          0           39,466
                                              -----------      -----------
      Total Current Assets                     1,322,894          761,073
                                              -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         6,500,090        6,892,191
  Buildings and Equipment                     11,749,082       10,604,217
  Construction in Progress                             0          723,044
  Accumulated Depreciation                    (2,250,950)      (2,190,844)
                                              -----------      -----------
      Net Investments in Real Estate          15,998,222       16,028,608
                                              -----------      -----------
           Total  Assets                     $17,321,116      $16,789,681
                                              ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $   261,519      $    66,455
  Distributions Payable                          409,935          439,121
  Unearned Rent                                  135,226           29,007
                                              -----------      -----------
      Total Current Liabilities                  806,680          534,583
                                              -----------      -----------
PARTNERS' CAPITAL:
  General Partners                                 6,240              591
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,680 Units outstanding                   16,508,196       16,254,507
                                              -----------      -----------
    Total Partners' Capital                   16,514,436       16,255,098
                                              -----------      -----------
     Total Liabilities and Partners' Capital $17,321,116      $16,789,681
                                              ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended        Six Months Ended
                             6/30/02       6/30/01     6/30/02     6/30/01

INCOME:
   Rent                     $ 482,926    $ 522,690   $  951,308   $1,023,143
   Investment Income            4,658       22,522       16,148       60,161
                             ---------    ---------   ----------   ----------
        Total Income          487,584      545,212      967,456    1,083,304
                             ---------    ---------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                76,654       83,708      168,505      161,070
   Partnership Administration
     and Property Management -
     Unrelated Parties        108,550       48,201      128,597       65,064
   Depreciation                95,623       91,847      189,608      181,942
                             ---------    ---------   ----------   ----------
        Total Expenses        280,827      223,756      486,710      408,076
                             ---------    ---------   ----------   ----------

OPERATING INCOME              206,757      321,456      480,746      675,228

GAIN ON SALE OF REAL ESTATE   414,290            0      627,074      104,648
                             ---------    ---------   ----------   ----------
NET INCOME                  $ 621,047    $ 321,456   $1,107,820   $  779,876
                             =========    =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $   8,363    $  15,214   $   14,133   $   19,799
   Limited Partners           612,684      306,242    1,093,687      760,077
                             ---------    ---------   ----------   ----------
                            $ 621,047    $ 321,456   $1,107,820   $  779,876
                             =========    =========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (22,680 and 22,843 weighted
  average Units outstanding in 2002
  and 2001, respectively)   $   27.01    $   13.40   $    48.22   $    33.27
                             =========    =========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $ 1,107,820   $   779,876

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     189,608       181,942
     Gain on Sale of Real Estate                     (627,074)     (104,648)
     (Increase) Decrease in Receivables                39,466       (49,374)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     195,064       (53,358)
     Increase in Unearned Rent                        106,219        49,355
                                                   -----------   -----------
        Total Adjustments                             (96,717)       23,917
                                                   -----------   -----------
        Net Cash Provided By
        Operating Activities                        1,011,103       803,793
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,692,431)   (1,429,095)
   Proceeds from Sale of Real Estate                2,160,283       672,649
   Payments Received on Short-Term Note Receivable          0       656,040
                                                   -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                          467,852      (100,406)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       (29,186)       14,948
   Distributions to Partners                         (848,482)     (893,947)
                                                   -----------   -----------
        Net Cash Used For
        Financing Activities                         (877,668)     (878,999)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               601,287      (175,612)

CASH AND CASH EQUIVALENTS, beginning of period        721,607     1,990,305
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,322,894   $ 1,814,693
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2000  $(34,643)  $17,264,448  $17,229,805    22,843.04

  Distributions               (8,939)     (885,008)    (893,947)

  Net Income                  19,799       760,077      779,876
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2001      $(23,783)  $17,139,517  $17,115,734    22,843.04
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2001  $    591   $16,254,507  $16,255,098    22,679.94

  Distributions               (8,484)     (839,998)    (848,482)

  Net Income                  14,133     1,093,687    1,107,820
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2002      $  6,240   $16,508,196  $16,514,436    22,679.94
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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

     During the six months ended June 30, 2002, the Partnership sold 32.0803% of the Champps Americana restaurant in Schaumburg, Illinois, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,927,511, which resulted in a net gain of $601,101. The total cost and related accumulated depreciation of the interests sold was $1,453,320 and $126,910, respectively.

     During the six months ended June 30, 2002, the Partnership sold 9.2181% of the Johnny Carino's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $232,772 which resulted in a net gain of $25,973. The total cost and related accumulated depreciation of the interests sold was $209,391 and $2,592, respectively.

     During the first six months ended June 30, 2002 and 2001, the Partnership distributed $178,129 and $36,776 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.78 and $1.59 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,404,102. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC continued to make the lease payments to the Partnership, but was unable to develop a reorganization plan. In February, 2002, one of the bankruptcy creditors took over the restaurants to attempt to stabilize the operations and to market the properties. As part of this transaction, the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. At June 30, 2002, the Partnership had received all rent due on these properties.

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
     Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the six months ended June 30, 2002 and the year ended December 31, 2001, HRG owed $136,802 and $137,233 for past due rent, which has not been accrued. In the second quarter of 2002, the Partnership incurred $88,393 of real estate tax expense related to 2001 and 2002 taxes due on the properties. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $951,308 and $1,023,143, respectively. During the same periods, the Partnership earned investment income of $16,148 and $60,161, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurants and property sales. These decreases in rental income were partially offset by rent received from four property acquisitions in 2002 and 2001 and rent increases on three properties. In 2002, investment income decreased due to the Partnership having less money invested, due to property acquisitions, at lower money market interest rates.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC continued to make the lease payments to the Partnership, but was unable to develop a reorganization plan. In February, 2002, one of the bankruptcy creditors took over the restaurants to attempt to stabilize the operations and to market the properties. As part of this transaction, the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. At June 30, 2002, the Partnership had received all rent due on these properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the six months ended June 30, 2002 and the year ended December 31, 2001, HRG owed $136,802 and $137,233 for past due rent, which has not been accrued. In the second quarter of 2002, the Partnership incurred $88,393 of real estate tax expense related to 2001 and 2002 taxes due on the properties. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee. The Partnership is reviewing its available options, which include allowing HRG to remain in the properties while they develop a work-out plan or replacing them with a new lessee.

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $168,505 and $161,070, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $128,597 and $65,064, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances increased $601,287 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $803,793 in 2001 to $1,011,103 in 2002 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in revenues and an increase in Partnership administration expenses in 2002.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $2,160,283 and $672,649, respectively. During the same periods, the Partnership expended $1,692,431 and $1,429,095, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

       During the six months ended June 30, 2002, the Partnership sold 32.0803% of the Champps Americana restaurant in Schaumburg, Illinois, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,927,511, which resulted in a net gain of $601,101. The total cost and related accumulated depreciation of the interests sold was $1,453,320 and $126,910, respectively.

       During the six months ended June 30, 2002, the Partnership sold 9.2181% of the Johnny Carino's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $232,772 which resulted in a net gain of $25,973. The total cost and related accumulated depreciation of the interests sold was $209,391 and $2,592, respectively.

        During the first six months ended June 30, 2002 and 2001, the Partnership distributed $178,129 and $36,776 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.78 and $1.59 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,404,102. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective January 1, 2002, the Partnership's distribution rate was decreased from 7.5% to 7.0%. As a result, distributions were lower in 2002, when compared to 2001.

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


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the property at 200 Allen Bradley Drive, Mayfield Heights, Ohio.

       10.2 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 200 Allen Bradley Drive, Mayfield Heights, Ohio.

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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