Form 10QSB
period 2002-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2002-11-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                      2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,732,867    $   721,607
  Receivables                                               0         39,466
                                                   -----------    -----------
      Total Current Assets                          1,732,867        761,073
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,162,774      6,892,191
  Buildings and Equipment                          11,397,709     10,604,217
  Construction in Progress                                  0        723,044
  Accumulated Depreciation                         (2,320,367)    (2,190,844)
                                                   -----------    -----------
      Net Investments in Real Estate               15,240,116     16,028,608
                                                   -----------    -----------
           Total  Assets                          $16,972,983    $16,789,681
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   188,416    $    66,455
  Distributions Payable                               409,935        439,121
  Unearned Rent                                       144,510         29,007
                                                   -----------    -----------
      Total Current Liabilities                       742,861        534,583
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                      7,605            591
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,680 Units outstanding                        16,222,517     16,254,507
                                                   -----------    -----------
      Total Partners' Capital                      16,230,122     16,255,098
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $16,972,983    $16,789,681
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended       Nine Months Ended
                             9/30/02      9/30/01    9/30/02       9/30/01

INCOME:
   Rent                    $  467,459   $  437,005  $1,418,767    $1,460,148
   Investment Income            4,485       21,161      20,633        81,322
                            ----------   ----------  ----------    ----------
        Total Income          471,944      458,166   1,439,400     1,541,470
                            ----------   ----------  ----------    ----------

EXPENSES:
   Partnership Administration -
     Affiliates                62,751       92,546     231,256       253,616
   Partnership Administration
     and Property Management -
     Unrelated Parties         34,179       30,752     162,776        95,816
   Depreciation                99,226       91,848     288,834       273,790
   Real Estate Impairment     276,640            0     276,640             0
                            ----------   ----------  ----------    ----------
        Total Expenses        472,796      215,146     959,506       623,222
                            ----------   ----------  ----------    ----------

OPERATING INCOME (LOSS)          (852)     243,020     479,894       918,248

GAIN ON SALE OF REAL ESTATE   140,780            0     767,854       104,648
                            ----------   ----------  ----------    ----------
NET INCOME                 $ 139,928    $  243,020  $1,247,748    $1,022,896
                            ==========   ==========  ==========    ==========

NET INCOME ALLOCATED:
   General Partners        $   5,609    $   15,430  $   19,742    $   35,229
   Limited Partners          134,319       227,590   1,228,006       987,667
                            ----------   ----------  ----------    ----------
                           $ 139,928    $  243,020  $1,247,748    $1,022,896
                            ==========   ==========  ==========    ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (22,680 and 22,843 weighted
 average Units outstanding
 in 2002 and 2001,
 respectively)             $    5.92    $     9.96  $    54.14    $    43.24
                            ==========   ==========  ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $ 1,247,748    $ 1,022,896

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     288,834        273,790
     Real Estate Impairment                           276,640              0
     Gain on Sale of Real Estate                     (767,854)      (104,648)
     (Increase) Decrease in Receivables                39,466        (22,178)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     121,961        (60,158)
     Increase in Unearned Rent                        115,503         54,460
                                                   -----------    -----------
        Total Adjustments                              74,550        141,266
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                        1,322,298      1,164,162
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (1,695,388)    (2,066,204)
    Proceeds from Sale of Real Estate               2,686,260        672,649
    Payments Received on Short-Term Note Receivable         0        656,040
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                          990,872       (737,515)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable      (29,186)        15,079
    Distributions to Partners                      (1,272,724)    (1,348,495)
                                                   -----------    -----------
        Net Cash Used For
         Financing Activities                      (1,301,910)    (1,333,416)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                1,011,260       (906,769)

CASH AND CASH EQUIVALENTS, beginning of period        721,607      1,990,305
                                                   -----------    -----------
CASH  AND  CASH  EQUIVALENTS, end of period       $ 1,732,867    $ 1,083,536
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(34,643)   $17,264,448  $17,229,805    22,843.04

  Distributions              (13,485)    (1,335,010)  (1,348,495)

  Net Income                  35,229        987,667    1,022,896
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2001 $(12,899)   $16,917,105  $16,904,206    22,843.04
                             ========    ===========  ===========  ===========


BALANCE, December 31, 2001  $    591    $16,254,507  $16,255,098    22,679.94

  Distributions              (12,728)    (1,259,996)  (1,272,724)

  Net Income                  19,742      1,228,006    1,247,748
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2002 $  7,605    $ 16,222,517 $16,230,122    22,679.94
                             ========    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     During the nine months ended September 30, 2002, the Partnership sold 32.0803% of the Champps Americana restaurant in Schaumburg, Illinois, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,927,511, which resulted in a net gain of $601,101. The total cost and related accumulated depreciation of the interests sold was $1,453,320 and $126,910, respectively.

     On September 9, 2002, the Partnership sold 6.2712% of the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $252,743, which resulted in a net gain of $108,951. The cost and related accumulated depreciation of the interest sold was $170,092 and $26,300, respectively.

     During the first nine months ended September 30, 2002 and 2001, the Partnership distributed $227,357 and $156,458 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $9.93 and $6.78 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     In October, 2002, the Partnership entered into an agreement to sell the Children's World Daycare Center in New Albany, Ohio to an unrelated third party. The net sale proceeds will be approximately $686,000, which will result in a net gain of approximately $168,000.


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $48,153. The Partnership's share of the total acquisition costs, including the cost of the land, was $454,304. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     During  the  nine  months  ended  September  30,  2002,  the
     Partnership sold its 20% interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.

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

     On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

     In  August,  2000, Renaissant Development Corp.  (RDC),  the
     lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC continued to make the lease payments to the Partnership, but was unable to develop a reorganization plan. In February, 2002, one of the bankruptcy creditors took over the restaurants to attempt to stabilize the operations and to market the properties. As part of this transaction, the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. At September 30, 2002,
     the   Partnership  had  received  all  rent  due  on   these
     properties.

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

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
     Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the nine months ended September 30, 2002 and the year ended December 31, 2001, HRG owed $205,203 and $137,233 for past due rent, which has not been accrued. In the second and third quarters of 2002, the Partnership incurred $102,393 of real estate tax expense related to 2001 and 2002 taxes due on the properties. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee.

     In October 2002, the Partnership entered into an agreement to sell the properties to an unrelated third party. As part of the transaction, the past due rent and real estate taxes due will be forgiven. The net sale proceeds will be approximately $875,000 for the property in Burleson and $925,000 for the property in Grapevine. In the third quarter of 2002, a charge to operations for real estate impairment of $276,640 was recognized, for the property in Grapevine, which was the difference between the book value at September 30, 2002 of $1,201,640 and the estimated net sale proceeds of $925,000. The charge was recorded against the cost of the land, building and equipment. The estimated net sale proceeds for the Burleson property are approximately equal to its book value.

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


The Application of Critical Accounting Policies

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

      Management of the Partnership has discussed the development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $1,418,767 and
$1,460,148, respectively. During the same periods, the Partnership earned investment income of $20,633 and $81,322, respectively. In 2002, rental income decreased mainly as a result of the loss of rent from the Denny's restaurants and property sales. These decreases in rental income were partially offset by rent received from four property acquisitions in 2002 and 2001 and rent increases on four properties. In 2002, investment income decreased due to the Partnership having less money invested, due to property acquisitions, at lower money market interest rates.

        In August, 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization. RDC continued to make the lease payments to the Partnership, but was unable to develop a reorganization plan. In February, 2002, one of the bankruptcy creditors took over the restaurants to attempt to stabilize the operations and to market the properties. As part of this transaction, the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. At September 30, 2002, the Partnership had received all rent due on these properties.

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

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the nine months ended September 30, 2002 and the year ended December 31, 2001, HRG owed $205,203 and $137,233 for past due rent, which has not been accrued. In the second and third quarters of 2002, the Partnership incurred $102,393 of real estate tax expense related to 2001 and 2002 taxes due on the properties. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee.

       In October 2002, the Partnership entered into an agreement to sell the properties to an unrelated third party. As part of the transaction, the past due rent and real estate taxes due will be forgiven. The net sale proceeds will be approximately $875,000 for the property in Burleson and $925,000 for the property in Grapevine. In the third quarter of 2002, a charge to operations for real estate impairment of $276,640 was recognized, for the property in Grapevine, which was the difference between the book value at September 30, 2002 of $1,201,640 and the estimated net sale proceeds of $925,000. The charge was recorded against the cost of the land, building and equipment. The estimated net sale proceeds for the Burleson property are approximately equal to its book value.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $231,256 and $253,616, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $162,776 and $95,816, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $1,011,260 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $1,164,162 in 2001 to $1,322,298 in 2002 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income and an increase in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $2,686,260 and $672,649, respectively. During the same periods, the Partnership expended $1,695,388 and $2,066,204, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 2002, the Partnership sold 32.0803% of the Champps Americana restaurant in Schaumburg, Illinois, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,927,511, which resulted in a net gain of $601,101. The total cost and related accumulated depreciation of the interests sold was $1,453,320 and $126,910, respectively.

        On September 9, 2002, the Partnership sold 6.2712% of the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $252,743, which resulted in a net gain of $108,951. The cost and related accumulated depreciation of the interest sold was $170,092 and $26,300, respectively.

        During the first nine months ended September 30, 2002 and 2001, the Partnership distributed $227,357 and $156,458 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $9.93 and $6.78 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

         In October, 2002, the Partnership entered into an agreement to sell the Children's World Daycare Center in New Albany, Ohio to an unrelated third party. The net sale proceeds will be approximately $686,000, which will result in a net gain of approximately $168,000.

       On March 8, 2001, the Partnership purchased a 20% interest in a parcel of land in Austin, Texas for $226,400. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $23,772. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $48,153. The Partnership's share of the total acquisition costs, including the cost of the land, was $454,304. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

        During the nine months ended September 30, 2002, the Partnership sold its 20% interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.


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

        On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

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

        On October 1, 2002, twelve Limited Partners redeemed a total of 166.64 Partnership Units for $117,532 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of eighty-four Limited Partners redeemed 1,320.07 Partnership Units for $1,095,597. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       None.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -
                              Description

10.1 Purchase agreement dated October 19, 2002 between the Partnership, AEI Fund Management XVII, Inc., AEI Income & Growth Fund 23 LLC and Peter A. Pepi and Regula E. Pepi relating to the property at 5524 New Albany Road, New Albany, Ohio.

10.2  Purchase  agreement dated October 31,  2002  between  the
      Partnership, and Continental Foods, Inc. relating to the property at 868 N. E. Alslbury Boulevard, Burleson, Texas.

10.3  Purchase  agreement dated October 31,  2002  between  the
      Partnership, and Continental Foods, Inc. relating to the property at 1505 William D Tate Boulevard, Grapevine, Texas.

99.1  Certification  of  Chief  Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of  Chief  Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 1, 2002      AEI Net Lease Income & Growth Fund XX
                             Limited Partnership
                             By:  AEI Fund Management XX, Inc.
                             Its: Managing General Partner



                             By: /s/ Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                             By: /s/ Mark E Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)




                         CERTIFICATIONS



I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Net Lease Income & Growth Fund XX Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002       /s/ Robert P Johnson
                                  Robert P. Johnson, President
                                  AEI Fund Management XX, Inc.
                                  Managing General Partner




                         CERTIFICATIONS



I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Net Lease Income & Growth Fund XX Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002       /s/ Mark E Larson
                                  Mark E. Larson, Chief Financial Officer
                                  AEI Fund Management XX, Inc.
                                  Managing General Partner