Form 10KSB
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2003-03-26
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $1,885,632.

As of February 28, 2003, there were 22,485.292 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,485,292.
               DOCUMENTS INCORPORATED BY REFERENCE

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased fourteen properties, including partial interests in five properties, at a total cost of $20,174,391. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

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

        The leases provide the lessees with two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        In December 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Lafayette, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,011,386, which resulted in a net loss of $8,932. At the time of sale, the cost and related accumulated depreciation was $1,176,559 and $156,241.

        Through December 31, 2002, the Partnership sold 37.1565% of the Champps Americana restaurant in Columbus, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,520,520, which resulted in a net gain of $311,205. The total cost and related accumulated depreciation of the interests sold was $1,281,241 and $71,926. For the years ended December 31, 2002 and 2001, the net gain was $154,151 and $104,648, respectively.

        Subsequent to December 31, 2002, the Partnership sold an additional 22.5729% of the Champps Americana restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,030,000, which resulted in a net gain of approximately $321,000.

        During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837 which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504 which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively.

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

       On December 18, 2002, the Partnership sold its interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

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

        During 2002, the Partnership sold its interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land was $1,511,134. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

       On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $473,224, including acquisition expenses. The land is leased to Champps
Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2002, the Partnership had advanced $3,687 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

       In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. As of December 31, 2002, the Partnership had received all rent due on the properties. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. The Brownsville restaurant is now vacant and listed for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $269,927 and $137,233 for past due rent, which was not accrued for financial reporting purposes. For the year ended December 31, 2002, the Partnership incurred $116,051 of real estate tax expense related to 2001 and 2002 taxes due on the properties. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       In October 2002, the Partnership entered into an agreement to sell the properties to an unrelated third party for $825,000 for the property in Burleson and $975,000 for the property in Grapevine. As part of the transaction, the past due rent and real estate taxes were forgiven. In the third quarter of 2002, a charge to operations for real estate impairment of $276,640 was recognized, for the property in Grapevine, which was the difference between the book value at September 30, 2002 of $1,201,640 and the estimated net sale proceeds of $925,000. The charge was recorded against the cost of the land, building and
equipment.   On  December  27, 2002, the  sale  closed  with  the
Partnership receiving net sale proceeds of $958,166 for the property in Grapevine, which resulted in a net gain of $37,124. At the time of sale, the cost and related accumulated depreciation of the property in Grapevine was $1,078,081 and $157,039, respectively. The Partnership received $810,000 for the property in Burleson, which resulted in a net gain of $40,720. At the time of sale, the cost and related accumulated depreciation of the property in Burleson was $923,480 and $154,200, respectively.

Major Tenants

        During 2002, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 86% of total rental revenue in 2002. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2003 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                                 Total Property               Annual   Annual
                         Purchase  Acquisition                 Lease  Rent Per
Property                   Date       Costs    Lessee         Payment  Sq. Ft.

HomeTown
   Buffet Restaurant
   Albuquerque, NM                            Summit Family
   (40.1354%)             9/30/93 $  531,331 Restaurants, Inc. $ 84,462 $21.92

Red Robin Restaurant                         Red Robin
   Colorado Springs, CO   2/24/94 $2,229,190 West, Inc.        $306,743 $42.48

Red Robin Restaurant                         Red Robin
   Colorado Springs, CO   2/24/94 $1,755,441 West, Inc.        $230,927 $30.62

Arby's/Mrs. Winner's
   Restaurant
   Smyrna, GA                                    RTM
   (1.1177%)              5/16/94 $   13,865 Georgia, Inc.     $  1,733 $38.40

Applebee's Restaurant
   Middletown, OH                             Thomas &
   (5.925%)               7/15/94 $   69,105 King, Inc.        $  8,874 $27.49

                                             Renaissant
Applebee's Restaurant                        Development
   McAllen, TX            12/8/94 $1,320,104 Corporation       $171,023 $31.75

Applebee's Restaurant
   Brownsville, TX        8/31/95 $1,378,736  (1)

Garden Ridge Retail Store
   Pineville, NC                              Garden
   (18.50%)               3/28/96 $1,667,093 Ridge L.P.        $192,466 $ 7.37

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                                   Total Property             Annual   Annual
                           Purchase Acquisition               Lease   Rent Per
Property                    Date       Costs    Lessee        Payment  Sq. Ft.

Champps
   Americana Restaurant                         Champps
   Lyndhurst, OH                               Operating
   (.12905%)              4/10/96 $    3,500 Corporation       $    424 $40.23

Champps
   Americana Restaurant
   Schaumburg, IL                               Champps
   (.1572%)              12/31/97 $    7,122 Americana, Inc.   $    805 $45.90

Champps
   Americana Restaurant                         Champps
   Columbus, OH                               Operating
   (22.8435%)             4/16/99 $  787,696 Corporation       $ 85,690 $34.22

Champps
   Americana Restaurant                         Champps
   Utica, MI                                 Entertainment,
   (44.0%)                2/12/02 $1,511,134     Inc.          $165,550 $47.24

Children's World                                 ARAMARK
   Daycare Center                              Educational
   Mayfield Heights, Ohio 6/14/02 $1,407,058 Resources, Inc.   $133,623 $15.69

Champps
   Americana Restaurant
   West Chester, Ohio                         Champps
   (50.0%)                                   Operating
   (land only) (2)        12/6/02 $  473,224 Corporation       $ 50,600 $11.13

(1)  The lease was terminated February 21, 2003.
(2)  Restaurant was under construction as of  December 31, 2002.


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurants in Lyndhurst and Columbus, Ohio, and Schaumburg, Illinois, the Applebee's restaurant in Middletown, Ohio and the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007, and the Children's World daycare center, which has a Lease term of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, and the Champps Americana restaurants and the Applebee's restaurant in Ohio, which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss in 2001, pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and in 2002, pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        Through December 31, 2002, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 1,548 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2002, twelve Limited Partners redeemed a total  of
166.65 Partnership Units for $117,532 in accordance with the Partnership Agreement. In prior years, a total of 84 Limited Partners redeemed 1,320.06 Partnership Units for $1,095,597. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $21,794 and $19,269 were made to the General Partners and $2,039,999 and $1,785,014 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $722,061 and $293,496 of proceeds from property sales in 2002 and 2001, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $1,857,092 and
$1,930,793, respectively. During the same periods, the Partnership earned investment income of $28,540 and $101,967, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurants, the Applebee's restaurant in Brownsville, Texas and property sales. These decreases in rental income were partially offset by rent received from five property acquisitions in 2002 and 2001 and rent increases on four properties. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. As of December 31, 2002, the Partnership had received all rent due on the properties. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. The Brownsville restaurant is now vacant and listed for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $269,927 and $137,233 for past due rent, which was not accrued for financial reporting purposes. For the year ended December 31, 2002, the Partnership incurred $116,051 of real estate tax expense related to 2001 and 2002 taxes due on the properties. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee.

       In October 2002, the Partnership entered into an agreement to sell the properties to an unrelated third party for $825,000 for the property in Burleson and $975,000 for the property in Grapevine. As part of the transaction, the past due rent and real estate taxes were forgiven. In the third quarter of 2002, a charge to operations for real estate impairment of $276,640 was recognized, for the property in Grapevine, which was the difference between the book value at September 30, 2002 of $1,201,640 and the estimated net sale proceeds of $925,000. The charge was recorded against the cost of the land, building and
equipment.   On  December  27, 2002, the  sale  closed  with  the
Partnership receiving net sale proceeds of $958,166 for the property in Grapevine, which resulted in a net gain of $37,124. At the time of sale, the cost and related accumulated depreciation of the property in Grapevine was $1,078,081 and $157,039, respectively. The Partnership received $810,000 for the property in Burleson, which resulted in a net gain of $40,720. At the time of sale, the cost and related accumulated depreciation of the property in Burleson was $923,480 and $154,200, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $258,736 and $297,425, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $176,926 and $104,906, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is mainly the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of December 31, 2002, the Partnership's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $6,785,187 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities increased from $1,531,878 in 2001 to $1,713,445 in 2002 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income and an increase in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $9,087,787 and $672,649, respectively. In addition, during the year ended December 31, 2001, the Partnership received $656,040 in satisfaction of a note, which was received as part of a property sale that closed in 2000. During the years ended December 31, 2002 and 2001, the Partnership expended $2,172,299 and $2,217,476, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

            Through December 31, 2002, the Partnership sold 37.1565% of the Champps Americana restaurant in Columbus, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,520,520, which resulted in a total net gain of $311,205. The total cost and related accumulated depreciation of the interests sold was $1,281,241 and $71,926. For the years ended December 31, 2002 and 2001, the net gain was $154,151 and $104,648, respectively.

        Subsequent to December 31, 2002, the Partnership sold an additional 22.5729% of the Champps Americana restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,030,000 which resulted in a net gain of approximately $321,000.

        During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837 which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively.

        During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504 which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively.

       During 2002 and 2001, the Partnership distributed $729,355 and $296,461 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $32.00 and $12.89 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On December 18, 2002, the Partnership sold its interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated
depreciation    was    $540,366   and   $22,764,    respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 2002, the Partnership sold its interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land was $1,511,134. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

       On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $473,224, including acquisition expenses. The land is leased to Champps
Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2002, the Partnership had advanced $3,687 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective January 1, 2002, the Partnership's regular distributions rate was decreased from 7.5% to 7.0%. As a result, regular distributions were lower in 2002, when compared to 2001. In December 2002, the Partnership declared a bonus distribution of $363,636 of net sales proceeds, which resulted in higher total distributions in 2002, when compared to 2001.

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

        During 2002, twelve Limited Partners redeemed a total  of
166.65 Partnership Units for $117,532 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 84 Limited Partners redeemed 1,320 Partnership Units for $1,095,597. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               18

Balance Sheet as of December 31, 2002 and 2001               19

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                  20

     Cash Flows                                              21

     Changes in Partners' Capital                            22

Notes to Financial Statements                           23 - 37





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






Minneapolis, Minnesota
January  21, 2003             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                              Certified Public Accountants

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                               2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents               $ 7,506,794  $  721,607
  Receivables                                  53,563      39,466
                                            ---------   ---------
      Total Current Assets                  7,560,357     761,073
                                            ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                      4,456,259   6,892,191
  Buildings and Equipment                   7,319,604  10,604,217
  Construction in Progress                      3,687     723,044
      Accumulated     Depreciation         (1,445,739) (2,190,844)
                                            ---------   ---------
                                           10,333,811  16,028,608
  Real Estate Held for Sale                   729,508           0
                                            ---------   ---------
      Net Investments in Real Estate       11,063,319  16,028,608
                                            ---------   ---------
           Total  Assets                  $18,623,676 $16,789,681
                                           ==========  ==========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $   344,027 $    66,455
  Distributions Payable                       774,700     439,121
  Unearned Rent                                29,007      29,007
                                            ---------   ---------
      Total Current Liabilities             1,147,734     534,583
                                            ---------   ---------
PARTNERS' CAPITAL:
  General Partners                             25,541         591
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      22,513 and 22,680 Units outstanding
      in 2002 and 2001, respectively       17,450,401  16,254,507
                                            ---------   ---------
      Total Partners' Capital              17,475,942  16,255,098
                                            ---------   ---------
           Total Liabilities and
           Partners' Capital              $18,623,676 $16,789,681
                                           ==========  ==========

      The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                               2002       2001

INCOME:
  Rent                                    $ 1,857,092 $ 1,930,793
  Investment Income                            28,540     101,967
                                            ---------   ---------
      Total Income                          1,885,632   2,032,760
                                            ---------   ---------

EXPENSES:
  Partnership Administration - Affiliates 258,736 297,425 Partnership Administration and Property
     Management - Unrelated Parties           176,926     104,906
  Depreciation                                379,634     367,524
  Real Estate Impairment                      276,640     415,370
                                            ---------   ---------
      Total Expenses                        1,091,936   1,185,225
                                            ---------   ---------

OPERATING INCOME                              793,696     847,535

GAIN ON SALE OF REAL ESTATE                 2,606,473     104,648
                                            ---------   ---------
NET INCOME                                $ 3,400,169 $   952,183
                                            =========   =========

NET INCOME ALLOCATED:
  General Partners                             46,744      54,503
  Limited Partners                          3,353,425     897,680
                                            ---------   ---------
                                          $ 3,400,169 $   952,183
                                            =========   =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
   (22,638 and 22,802 weighted average Units
    outstanding in 2002 and 2001,
    respectively)                         $    148.13 $     39.37
                                             ========    ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                               2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $ 3,400,169 $   952,183

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                             379,634     367,524
     Real Estate Impairment                   276,640     415,370
       Gain on Sale of Real Estate         (2,606,473)   (104,648)
     Increase in Receivables                  (14,097)    (34,516)
     Increase (Decrease) in Payable to
       AEI Fund Management, Inc.              277,572     (66,184)
     Increase in Unearned Rent                      0       2,149
                                            ---------   ---------
           Total Adjustments               (1,686,724)    579,695
                                            ---------   ---------
       Net Cash Provided By
           Operating Activities             1,713,445   1,531,878
                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate            (2,172,299) (2,217,476)
     Proceeds From Sale of Real Estate      9,087,787     672,649
     Payments Received on Short-Term
       Note Receivable                              0     656,040
                                            ---------   ---------
       Net Cash Provided By (Used For)
           Investing Activities             6,915,488    (888,787)
                                            ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in Distributions Payable        335,579      15,101
     Distributions to Partners             (2,060,605) (1,803,044)
     Redemption Payments                     (118,720)   (123,846)
                                            ---------   ---------
       Net Cash Used For
           Financing Activities            (1,843,746) (1,911,789)
                                            ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     6,785,187  (1,268,698)

CASH AND CASH EQUIVALENTS,
   beginning of period                        721,607   1,990,305
                                            ---------   ---------
CASH AND CASH EQUIVALENTS,
   end of period                          $ 7,506,794 $   721,607
                                            =========    ========




 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                              General    Limited                  Units
                              Partners   Partners       Total  Outstanding


BALANCE, December 31, 2000  $(34,643) $ 17,264,448 $ 17,229,805  22,843.04

  Distributions              (18,030)   (1,785,014)  (1,803,044)

  Redemption Payments         (1,239)     (122,607)    (123,846)   (163.10)

  Net Income                  54,503       897,680      952,183
                            --------     ---------     --------   --------
BALANCE, December 31, 2001       591    16,254,507   16,255,098  22,679.94

  Distributions              (20,606)   (2,039,999)  (2,060,605)

  Redemption Payments         (1,188)     (117,532)    (118,720)   (166.65)

  Net Income                  46,744     3,353,425    3,400,169
                            --------     ---------    ---------   --------
BALANCE, December 31, 2002  $ 25,541  $ 17,450,401 $ 17,475,942  22,513.29
                            ========    ==========   ==========   ========




   The accompanying Notes to Financial Statements are an integral part of this statement.
    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

(3)  RELATED PARTY TRANSACTIONS -

     The Partnership owns an 18.5% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited
     Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a .1572% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by unrelated third parties. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, owned a 49.6% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties with the last sale occurring in February 2002. The Partnership owns a 44% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owned a 35.0% interest in a Children's World daycare center in New Albany, Ohio. The remaining interests in this property were owned by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc., affiliates of the Partnership. The Partnership owned a 20.0% interest in a Johnny Carino's restaurant. The remaining interests in this property were owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:
                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 258,736  $ 297,425
                                                  ========   ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.            $ 176,926  $ 104,906
                                                  ========   ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts
  are net of financing and commitment fees
  and expense reimbursements received by the
  Partnership from the lessees in the amount
  of $65,561 and $64,102 for 2002 and 2001,
  respectively.                                  $ (36,605) $ (40,508)
                                                  ========   ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.          $ 303,728  $  32,313
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

                      DECEMBER 31, 2002 AND 2001

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

(5)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30,
     2004, and December 31, 2007, and the Children's World daycare center, which has a Lease term of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, the Champps Americana restaurants and the Applebee's restaurant in Ohio, which have renewal options that may extend the Lease term an additional 15 years, and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Garden Ridge retail store and Champps Americana restaurant in Lyndhurst, Ohio were constructed and acquired in 1996. The Champps Americana restaurant in Schaumburg, Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Children's World daycare center was constructed in 1999 and acquired in 2002. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant will be completed in 2003. The remaining properties were constructed and acquired in 1994. There have been no costs capitalized as improvements subsequent to the acquisitions.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2002  are   as
     follows:
                                   Buildings and             Accumulated
Property                     Land    Equipment       Total  Depreciation

HomeTown Buffet,
   Albuquerque, NM        $241,960  $   289,371  $   531,331  $   89,223
Red Robin,
   Colorado Springs, CO    905,980    1,323,210    2,229,190     391,450
Red Robin,
   Colorado Springs, CO    721,168    1,034,273    1,755,441     305,973
Arby's/Mrs. Winner's,
   Smyrna, GA                5,775        8,090       13,865       2,392
Applebee's, Middletown, OH  20,844       48,261       69,105      15,897
Applebee's, McAllen, TX    463,553      856,551    1,320,104     266,979
Garden Ridge,
   Pineville, NC           540,354    1,126,739    1,667,093     253,516
Champps Americana,
   Lyndhurst, OH             1,024        2,476        3,500         565
Champps Americana,
   Schaumburg, IL            3,026        4,096        7,122         721
Champps Americana,
   Columbus, OH            246,767      540,929      787,696      69,348
Champps Americana,
   Utica, MI               543,318      967,816    1,511,134      29,493
Children's World,
   Mayfield Heights, OH    289,266    1,117,792    1,407,058      20,182
Champps Americana,
   West Chester, OH        473,224            0      473,224           0
                          --------     --------    ---------    --------
                        $4,456,259  $ 7,319,604  $11,775,863  $1,445,739
                         =========    =========   ==========   =========

     Through December 31, 2002, the Partnership sold 37.1565% of the Champps Americana restaurant in Columbus, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,520,520, which resulted in a net gain of $311,205. The total cost and related accumulated depreciation of the interests sold was $1,281,241 and $71,926. For the years ended December 31, 2002 and 2001, the net gain was $154,151 and $104,648, respectively.

     Subsequent to December 31, 2002, the Partnership sold an additional 22.5729% of the Champps Americana restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,030,000, which resulted in a net gain of approximately $321,000.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively.

     During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively.

     During 2002 and 2001, the Partnership distributed $729,355 and $296,461 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $32.00 and $12.89 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On March 30, 2001, the Partnership purchased a 35% interest in a Children's World daycare center in New Albany, Ohio for $540,366. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $51,737.

     On December 18, 2002, the Partnership sold its interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

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

     During 2002, the Partnership sold its interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land was $1,511,134.

     On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $473,224, including acquisition expenses. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2002, the Partnership had advanced $3,687 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000.

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. As of December 31, 2002, the Partnership had received all rent due on the properties. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. The Brownsville restaurant is now vacant and listed for sale or lease. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

     In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurants in Burleson, Texas and
     Grapevine, Texas, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $269,927 and $137,233 for past due rent, which was not accrued for financial reporting purposes. For the year ended December 31, 2002, the Partnership incurred $116,051 of real estate tax expense related to 2001 and 2002 taxes due on the properties. Due to the uncertainty of collection, the Partnership expensed these taxes, which are normally the responsibility of the lessee.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     In October 2002, the Partnership entered into an agreement to sell the properties to an unrelated third party for $825,000 for the property in Burleson and $975,000 for the property in Grapevine. As part of the transaction, the past due rent and real estate taxes were forgiven. In the third quarter of 2002, a charge to operations for real estate impairment of $276,640 was recognized, for the property in Grapevine, which was the difference between the book value at September 30, 2002 of $1,201,640 and the estimated net sale proceeds of $925,000. The charge was recorded against the cost of the land, building and equipment. On December 27, 2002, the sale closed with the Partnership receiving net sale proceeds of $958,166 for the property in Grapevine, which resulted in a net gain of $37,124. At the time of sale, the cost and related accumulated depreciation of the property in Grapevine was $1,078,081 and $157,039, respectively. The Partnership received $810,000 for the property in Burleson, which resulted in a net gain of $40,720. At the time of sale, the cost and related accumulated depreciation of the property in Burleson was $923,480 and $154,200, respectively.

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet restaurant, a 1.1177% interest in an Arby's/Mrs. Winner's restaurant, and a 5.925% interest in an Applebee's restaurant in Middletown, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003           $ 1,456,381
                       2004             1,433,420
                       2005             1,218,366
                       2006             1,224,439
                       2007             1,239,679
                       Thereafter       9,114,862
                                        ---------
                                      $15,687,147
                                        =========

     There were no contingent rents recognized in 2002 and 2001.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2002        2001
      Tenants                  Industry

     Champps Americana Group  Restaurant     $   601,003 $   612,339
     Red Robin Holding
        Company, Inc.         Restaurant         532,507     527,001
     Renaissant Development
        Corporation           Restaurant         272,524     337,191

     Garden Ridge L.P.        Restaurant         192,466         N/A
                                               ---------   ---------

     Aggregate rent revenue of major tenants $ 1,598,500 $ 1,476,531
                                               =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              86%         76%
                                                ========    ========

(7)  PARTNERS' CAPITAL -

     Cash distributions of $21,794 and $19,269 were made to the General Partners and $2,039,999 and $1,785,014 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $90.11 and $78.28 per Limited Partnership Unit outstanding using 22,638 and 22,802 weighted average Units in 2002 and 2001, respectively. The distributions represent $90.11 and $33.96 per Unit of Net Income and $-0- and $44.32 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $722,061 and $293,496 of proceeds from property sales in 2002 and 2001, respectively.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  PARTNERS' CAPITAL - (Continued)

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

     During  2002, twelve Limited Partners redeemed  a  total  of
     166.65 Partnership Units for $117,532 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, fifteen Limited Partners redeemed a total of 163.1 Partnership Units for $122,607. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,066.04 per original $1,000 invested.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2002       2001
     Net Income for Financial
      Reporting Purposes                  $3,400,169 $ 952,183

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      81,970     93,763

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                    (156,838)    158,987

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes              0    415,370

     Amortization of Start-Up and
      Organization Costs                        (711)    (2,850)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes          (178,026)    (3,473)
                                           ---------  ---------
           Taxable Income to Partners     $3,146,564 $1,613,980
                                           =========  =========

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                               2002        2001

     Partners' Capital for
      Financial Reporting Purposes         $17,475,942  $16,255,098

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                       760,740      856,795

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                        29,007      185,845

     Capitalized Start-Up Costs
      Under Section 195                        253,354      253,354

     Amortization of Start-Up and
      Organization Costs                      (259,354)    (258,643)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes       3,277,273    3,277,273
                                             ---------    ---------
           Partners' Capital for
              Tax Reporting Purposes       $21,536,962  $20,569,722
                                            ==========   ==========

 (9) FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                             _______2002_______    _______2001_______
                             Carrying     Fair     Carrying    Fair
                              Amount     Value      Amount    Value

     Cash                  $        0 $        0 $       99  $     99
     Money Market Funds     7,506,794  7,506,794    721,508   721,508
                            ---------  ---------    -------   -------
       Total Cash and
          Cash Equivalents $7,506,794 $7,506,794 $  721,607  $721,607
                            =========  =========    =======   =======

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the general partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the general partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

     Name and Address                        Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XX, Inc.                   0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                             28           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                               0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

 *    Less than 1%
 **  Mr.  Larson  resigned as an officer of the Managing  General
      Partner effective February 28, 2003.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2002, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

Person or Entity                              Amount Incurred From
 Receiving             Form and Method   Inception (September 2, 1992)
Compensation           of Compensation        To December 31, 2002

AEI Securities,  Inc. Selling Commissions equal      $2,398,039
                 to 8% of proceeds plus a 2%
                 nonaccountable expense allowance,
                 most of which was reallowed to
                 Participating Dealers.

General Partners Reimbursement at Cost for other     $  884,013
and Affiliates   Organization and Offering Costs.

General Partners Reimbursement at Cost for all       $  698,426
and Affiliates   Acquisition Expenses


General Partners Reimbursement at Cost for all       $2,425,267
and Affiliates   Administrative Expenses
                 attributable to the Fund, including
                 all expenses related to management
                 of the Fund's properties and all other
                 transfer agency, reporting, partner
                 relations and other administrative functions.

General Partners Reimbursement at Cost for all       $  557,401
and Affiliates   expenses related to the disposition
                 of the Fund's properties.

General Partners 1% of Net Cash Flow in any fiscal   $  150,436
                 year until the Limited Partners
                 have received annual, non-cumulative
                 distributions of Net Cash Flow equal
                 to 10% of their Adjusted Capital
                 Contributions and 10% of any remaining
                 Net Cash Flow in such fiscal year.


ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                 Amount Incurred From
 Receiving             Form and Method      Inception (September 2, 1992)
Compensation           of Compensation           To December 31, 2002

General Partners 1% of distributions of Net Proceeds $   20,900
                 of Sale until Limited Partners have
                 received an amount equal to (a) their
                 Adjusted Capital Contributions, plus
                 (b) an amount equal to 12% of their
                 Adjusted Capital Contributions per
                 annum, cumulative but not compounded,
                 to the extent not previously distributed.
                 10% of distributions of Net Proceeds of
                 Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

    10.7 Net Lease Agreement dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 10, 1996).

    10.8 First Amendment to Lease Agreement dated March 1, 1996 between TKC X, LLC and Garden Ridge, L.P. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 10, 1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

                  A.   Exhibits -
                                  Description

    10.9 Assignment and Assumption of Lease dated March 28, 1996 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 10, 1996).

      10.10 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson, AEI Institutional Net Lease Fund '93 and Americana Dining Corporation relating to the property at 5835 Landerbrook Drive, Lyndhurst, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 17, 1996).

    10.11 Net Lease Agreement dated April 21, 1997 between the Partnership, AEI Income & Growth Fund XXI Limited
    Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 13, 1997).

    10.12 First Amendment to Net Lease Agreement dated December 31, 1997 between the Partnership, AEI Income &
    Growth Fund XXI Limited Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.47 of Form 10-KSB filed on March 23, 1998).

    10.13 Net Lease Agreement dated August 11, 1998 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Americana Dining Corporation relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 9, 1998).

    10.14 First Amendment to Net Lease Agreement dated April 16, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Americana Dining Corporation relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 7, 1999).

    10.15 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
    Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

    10.16 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited
    Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
    Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.2 of Form 10-QSB filed on May 10, 2001).

    10.17 Purchase Agreement dated March 27, 2001 between the Partnership and Ronald & Ida Kethe relating to the property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 10, 2001).

    10.18 Net Lease Agreement dated March 30, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited
    Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and ARAMARK Educational Resources, Inc. relating to the property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 10, 2001).

    10.19 Development Financing Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 10, 2001).

    10.20 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on May 10, 2001).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

                  A.   Exhibits -
                                  Description

    10.21 First Amendment to Net Lease Agreement dated September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.1 of Form 10-QSB filed on November 8, 2001).

    10.22 Purchase Agreement dated January 22, 2002 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Shelley S. Kung relating to the property at 955 Golf Road, Schaumburg, Illinois. (incorporated by reference to Exhibit 10.58 of Form 10-KSB filed on March 8,
    2002).

    10.23 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan. (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed on March 8, 2002).

    10.24 Purchase Agreement dated February 14, 2002 between the Partnership and The David & Nancy Reed Family Trust relating to the property at 955 Golf Road, Schaumburg, Illinois. (incorporated by reference to Exhibit 10.60 of Form 10-KSB filed on March 8, 2002).

    10.25 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on August 6,
    2002).

    10.26 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit
    10.2 of Form 10-QSB filed on August 6, 2002).

    10.27 Purchase agreement dated October 19, 2002 between the Partnership, AEI Fund Management XVII, Inc., AEI Income & Growth Fund 23 LLC and Peter A. Pepi and Regula E. Pepi relating to the property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 1, 2002).

    10.28 Purchase agreement dated October 31, 2002 between the Partnership, and Continental foods, Inc. relating to the property at 868 N.E. Alslbury Boulevard, Burleson, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 1, 2002).

    10.29 Purchase agreement dated October 31, 2002 between the Partnership, and Continental Foods, Inc. relating to the property at 1505 William D Tate Boulevard, Grapevine, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 1, 2002).

    10.30 Development Financing Agreement dated December 6, 2002 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the property at 9424 Civic Centre Boulevard, West Chester, Ohio

    10.31 Net Lease Agreement dated December 6, 2002 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the property at 9424 Civic Centre Boulevard, West Chester, Ohio.

       B.   Reports on Form 8-K - None.

ITEM 14.  CONTROLS AND PROCEDURES.

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

                           AEI NET LEASE INCOME & GROWTH FUND XX
                           Limited Partnership
                           By: AEI Fund Management XX, Inc.
                           Its Managing General Partner



March 25, 2003             By: /s/ Robert P. Johnson
                               Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 25, 2003
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Patrick W. Keene   Chief Financial Officer and Treasurer   March 25, 2003
Patrick W. Keene       (Principal Accounting Officer)

                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI  Net
Lease Income & Growth Fund XX Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XX, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI  Net
Lease Income & Growth Fund XX Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003
                                 /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XX, Inc.
                                 Managing General Partner