Form 10QSB
period 2003-05-12
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2003-05-12
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-23778


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1729121__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


                  __________________________Not
              Applicable__________________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I. Financial Information

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                     3

             Statements for the Periods ended
             March 31, 2003 and 2002:

                Income                                 4

                Cash Flows                             5

                Changes in Partners' Capital           6

             Notes to Financial Statements           7 - 11

    Item 2.  Management's Discussion and Analysis   12 - 17

    Item 3.  Controls and Procedures                   17

PART II. Other Information

    Item 1.   Legal Proceedings                        17

    Item 2.   Changes in Securities                    17

    Item 3.   Defaults Upon Senior Securities          17

    Item 4.   Submission of Matters to a
              Vote of Security Holders                 17

    Item 5.   Other Information                        18

    Item 6.   Exhibits and Reports on Form 8-K         18

              Signatures                               18

              Certifications                         19-20

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents             $ 7,771,442 $ 7,506,794
  Receivables                                18,552      53,563
                                           --------    --------
      Total Current Assets                7,789,994   7,560,357
                                           --------    --------
INVESTMENTS IN REAL ESTATE:
  Land                                    4,214,448   4,456,259
  Buildings and Equipment                 6,785,082   7,319,604
  Construction in Progress                  226,009       3,687
  Accumulated Depreciation               (1,435,353) (1,445,739)
                                           --------    --------
                                          9,790,186  10,333,811
  Real Estate Held for Sale                 729,508     729,508
                                           --------    --------
      Net Investments in Real Estate     10,519,694  11,063,319
                                           --------    --------
           Total  Assets                $18,309,688 $18,623,676
                                           ========    ========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $ 195,748  $  344,027
  Distributions Payable                     411,064     774,700
  Unearned Rent                              92,284      29,007
                                           --------    --------
      Total Current Liabilities             699,096   1,147,734
                                           --------    --------
PARTNERS' CAPITAL:
   General  Partners                         26,888      25,541
   Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      22,513 Units outstanding           17,583,704  17,450,401
                                           --------    --------
      Total Partners' Capital            17,610,592  17,475,942
                                           --------    --------
           Total Liabilities and
           Partners' Capital            $18,309,688 $18,623,676
                                          =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

INCOME:
   Rent                                   $ 367,921  $ 468,382
   Investment Income                         20,934     11,490
                                           --------   --------
        Total Income                        388,855    479,872
                                           --------   --------

EXPENSES:
   Partnership Administration - Affiliates 80,438 91,851 Partnership Administration and Property
      Management - Unrelated Parties         15,779     20,047
   Depreciation                              59,397     93,985
                                           --------   --------
        Total Expenses                      155,614    205,883
                                           --------   --------

OPERATING INCOME                            233,241    273,989

GAIN ON SALE OF REAL ESTATE                 325,654    212,784
                                           --------   --------
NET INCOME                                $ 558,895  $ 486,773
                                           ========   ========

NET INCOME ALLOCATED:
   General Partners                       $   5,589  $   5,770
   Limited Partners                         553,306    481,003
                                           --------   --------
                                          $ 558,895  $ 486,773
                                           ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (22,513 and 22,680 weighted average Units
    outstanding in 2003 and 2002,
    respectively)                         $   24.58  $   21.21
                                           ========   ========




 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                           $  558,895  $ 486,773

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                            59,397     93,985
     Gain on Sale of Real Estate           (325,654)  (212,784)
     Decrease in Receivables                 35,011     39,466
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.          (148,279)    78,706
     Increase in Unearned Rent               63,277     70,126
                                            -------   --------
        Total Adjustments                  (316,248)    69,499
                                            -------   --------
        Net Cash Provided By
            Operating Activities            242,647    556,272
                                            -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate              (224,355)  (288,329)
   Proceeds from Sale of Real Estate      1,034,237    695,662
                                            -------   --------
        Net Cash Provided By
            Investing Activities            809,882    407,333
                                            -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable       (363,636)   (29,279)
   Distributions to Partners               (424,245)  (424,241)
                                            -------   --------
        Net Cash Used For
            Financing Activities           (787,881)  (453,520)
                                            -------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS   264,648    510,085

CASH AND CASH EQUIVALENTS,
beginning of period                       7,506,794    721,607
                                            -------   --------
CASH AND CASH EQUIVALENTS,
end of period                            $7,771,442 $1,231,692
                                           ========   ========






 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                           General     Limited                     Units
                           Partners    Partners       Total     Outstanding


BALANCE, December 31, 2001  $   591  $16,254,507  $16,255,098   22,679.94

  Distributions              (4,242)    (419,999)    (424,241)

  Net Income                  5,770      481,003      486,773
                            -------     --------     --------    --------
BALANCE, March 31, 2002     $ 2,119  $16,315,511  $16,317,630   22,679.94
                           ========    =========    =========    ========


BALANCE, December 31, 2002  $25,541  $17,450,401  $17,475,942   22,513.29

  Distributions              (4,242)    (420,003)    (424,245)

  Net Income                  5,589      553,306      558,895
                            -------     --------     --------    --------
BALANCE, March 31, 2003     $26,888  $17,583,704  $17,610,592   22,513.29
                           ========    =========    =========   =========












 The accompanying Notes to Financial Statements are an integral part of this statement.
    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

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

(3)  INVESTMENTS IN REAL ESTATE -

     During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively. For the three months ended March 31, 2002, the net gain was $212,784.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

     During 2002, the Partnership sold its 20% interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

     On December 18, 2002, the Partnership sold its interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

     On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through March 31, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the three months ended March 31, 2003 and 2002, the net gain was $325,654 and $-0-, respectively.

     During the first three months of 2003 and 2002, the Partnership distributed $131,609 and $56,267 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $5.79 and $2.46 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $475,256, including acquisition expenses. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 2003, the Partnership had advanced $226,009 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

     In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. As of March 31, 2002, the Partnership had received all rent due on the properties. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

     As of December 31, 2001, based on an analysis of market conditions in the area, it was determined the fair value of the Applebee's restaurant in Brownsville, Texas was approximately $750,000. In the fourth quarter of 2001, a charge to operations for real estate impairment of $415,370 was recognized, which was the difference between the book value at December 31, 2001 of $1,165,370 and the estimated market value of $750,000. The charge was recorded against the cost of the land, building and equipment.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     On April 17, 2003, the Partnership sold the property in Brownsville to an unrelated third party. The Partnership received net sale proceeds of approximately $730,000, which approximately equaled its book value.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $367,921 and $468,382, respectively. During the same periods, the Partnership earned investment income of $20,934 and $11,490, respectively. In 2003, rental income decreased mainly due to property sales. This decrease in rental income was partially offset by rent received from three property acquisitions in 2002, and rent increases on three properties. In 2003, investment income increased due to the Partnership having more money invested, in a money market account due to property sales.

        In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. As of March 31, 2002, the Partnership had received all rent due on the properties. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

        As of December 31, 2001, based on an analysis of market conditions in the area, it was determined the fair value of the Applebee's restaurant in Brownsville, Texas was approximately $750,000. In the fourth quarter of 2001, a charge to operations for real estate impairment of $415,370 was recognized, which was the difference between the book value at December 31, 2001 of $1,165,370 and the estimated market value of $750,000. The charge was recorded against the cost of the land, building and equipment.

        On  April 17, 2003, the Partnership sold the property  in
Brownsville   to  an  unrelated  third  party.   The  Partnership
received net sale proceeds of approximately $730,000, which approximately equaled its book value.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $80,438 and $91,851, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,779 and $20,047, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of March 31, 2003, the Partnership's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances increased $264,648 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $556,272 in 2002 to $242,647 in 2003 as the result of net timing differences in the collection of payments from the lessees and a decrease in revenues as a result of property sales discussed below, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $1,034,237 and $695,662, respectively. During the same periods, the Partnership expended $224,355 and $288,329, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

           During  2002,  the Partnership sold  36.8428%  of  the
Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively. For the three months ended March 31, 2002, the net gain was $212,784.

        During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

        During 2002, the Partnership sold its 20% interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

       On December 18, 2002, the Partnership sold its interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

        On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through March 31, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the three months ended March 31, 2003 and 2002, the net gain was $325,654 and $-0-, respectively.

        During the first three months of 2003 and 2002, the Partnership distributed $131,609 and $56,267 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $5.79 and $2.46 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $475,256, including acquisition expenses. The land is leased to Champps
Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 2003, the Partnership had advanced $226,009 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In December 2002, the Partnership declared a bonus distribution of $363,636 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2002.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None





                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1  Purchase  Agreement dated March 26,  2003  between  the
    Partnership and George Bonas relating to the property at 2960 Boca Chica Boulevard, Brownsville, Texas.

    99.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -   During   the   quarter    ended
                                        March 31, 2003, the Partnership
                                        filed   a    Form    8-K  dated
                                        January  2, 2003  reporting the
                                        disposition   of   the  Denny's
                                        restaurants in Grapevine, Texas
                                        and Burleson, Texas.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2003          AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)


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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XX, Inc.
                                 Managing General Partner


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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XX, Inc.
                                 Managing General Partner