Form 10QSB
period 2003-08-08
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2003-08-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-23778


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1729121__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

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


                              INDEX


                                                     Page

PART I. Financial Information

    Item 1. Balance Sheet as of June 30, 2003 and
            December 31,2002                          3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Partners' Capital               6

        Notes to Financial Statements                7-13

    Item 2. Management's Discussion and Analysis    13-19

    Item 3. Controls and Procedures                   19

PART II. Other Information

    Item 1. Legal Proceedings                         19

    Item 2. Changes in Securities                     19

    Item 3. Defaults Upon Senior Securities           20

    Item 4. Submission of Matters to a Vote of
            Security Holders                          20

    Item 5. Other Information                         20

    Item 6. Exhibits and Reports on Form 8-K          20

        Signatures                                    21

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $7,537,767  $7,506,794
  Receivables                                59,383      53,563
                                          ---------   ---------
      Total Current Assets                7,597,150   7,560,357
                                          ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    4,215,297   4,456,259
  Buildings and Equipment                 6,785,082   7,319,604
  Construction in Progress                  860,663       3,687
  Property Acquisition Costs                  5,157           0
  Accumulated Depreciation               (1,493,493) (1,445,739)
                                          ---------   ---------
                                         10,372,706  10,333,811
  Real Estate Held for Sale                       0     729,508
                                          ---------   ---------
      Net Investments in Real Estate     10,372,706  11,063,319
                                          ---------   ---------
           Total  Assets                $17,969,856 $18,623,676
                                           ========    ========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  41,210   $ 344,027
  Distributions Payable                     411,064     774,700
  Unearned Rent                              61,923      29,007
                                          ---------   ---------
      Total Current Liabilities             514,197   1,147,734
                                          ---------   ---------
PARTNERS' CAPITAL:
  General Partners                           25,338      25,541
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      22,513 Units outstanding           17,430,321  17,450,401
                                          ---------   ---------
      Total Partners' Capital            17,455,659  17,475,942
                                          ---------   ---------
           Total Liabilities and
             Partners' Capital          $17,969,856 $18,623,676
                                           ========    ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                   Three Months Ended    Six Months Ended
                                    6/30/03    6/30/02    6/30/03   6/30/02

RENTAL INCOME                     $ 343,448  $ 415,322  $ 688,728 $  828,204

EXPENSES:
   Partnership Administration -
    Affiliates                       40,437     76,654    120,771    168,505
   Partnership Administration
      and Property Management -
      Unrelated Parties              10,942     14,391     23,810     27,373
   Depreciation                      58,140     74,939    117,537    148,221
                                    -------    -------    -------    -------
        Total Expenses              109,519    165,984    262,118    344,099
                                    -------    -------    -------    -------

OPERATING INCOME                    233,929    249,338    426,610    484,105
OTHER INCOME:
   Interest Income                   34,565      4,658     55,499     16,148
   Gain on Sale of Real Estate            0    388,317    325,654    601,101
                                    -------    -------    -------    -------
        Total Other Income           34,565    392,975    381,153    617,249
                                    -------    -------    -------    -------
INCOME FROM CONTINUING
   OPERATIONS                       268,494    642,313    807,763  1,101,354

Income (Loss) from Discontinued
   Operations                           818    (21,266)    20,444      6,466
                                    -------    -------    -------    -------
NET INCOME                         $269,312  $ 621,047  $ 828,207 $1,107,820
                                     ======     ======     ======     ======

NET INCOME ALLOCATED:
   General Partners                 $ 2,693  $   8,363  $   8,282 $   14,133
   Limited Partners                 266,619    612,684    819,925  1,093,687
                                    -------    -------    -------    -------
                                   $269,312  $ 621,047  $ 828,207 $1,107,820
                                     ======     ======     ======     ======
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations            $ 11.80   $  27.93  $   35.52    $ 47.94
   Discontinued Operations              .04       (.92)       .90        .28
                                    -------    -------    -------    -------
        Total                       $ 11.84    $ 27.01  $   36.42  $   48.22
                                     ======     ======     ======     ======
Weighted Average Units Outstanding   22,513     22,680     22,513     22,680
                                     ======     ======     ======     ======

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                            $  828,207 $1,107,820

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                           117,537    189,608
     Gain on Sale of Real Estate           (326,438)  (627,074)
     (Increase) Decrease in Receivables      (5,820)    39,466
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.          (302,817)   195,064
     Increase in Unearned Rent               32,916    106,219
                                           --------  ---------
        Total Adjustments                  (484,622)   (96,717)
                                           --------  ---------
        Net Cash Provided By
           Operating Activities             343,585  1,011,103
                                           --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate             (865,015)  (1,692,431)
   Proceeds from Sale of Real Estate      1,764,529  2,160,283
                                           --------  ---------
        Net Cash Provided By
           Investing Activities             899,514    467,852
                                           --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable       (363,636)   (29,186)
   Distributions to Partners               (848,490)  (848,482)
                                           --------  ---------
        Net Cash Used For
               Financing Activities      (1,212,126)  (877,668)
                                           --------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS    30,973    601,287

CASH AND CASH EQUIVALENTS,
beginning of period                       7,506,794    721,607
                                          ---------  ---------
CASH AND CASH EQUIVALENTS, end of period $7,537,767 $1,322,894
                                           ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                           General      Limited                   Units
                           Partners    Partners      Total     Outstanding


BALANCE, December 31, 2001  $   591  $16,254,507  $16,255,098   22,679.94

  Distributions              (8,484)    (839,998)    (848,482)

  Net Income                 14,133    1,093,687    1,107,820
                          ---------    ---------    ---------   ---------
BALANCE, June 30, 2002      $ 6,240  $16,508,196  $16,514,436   22,679.94
                           ========    =========   ==========   =========


BALANCE, December 31, 2002  $25,541  $17,450,401  $17,475,942   22,513.29

  Distributions              (8,485)    (840,005)    (848,490)

  Net Income                  8,282      819,925      828,207
                          ---------    ---------    ---------   ---------
BALANCE, June 30, 2003      $25,338  $17,430,321  $17,455,659   22,513.29
                            =======    =========    =========   =========





 The accompanying Notes to Financial Statements are an integral part of this statement.
    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -  (Continued)

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

     The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third
     parties using the proportionate consolidation method.   Each
     tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-
     common  interests.   The financial statements  reflect  only
     this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE -

     During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively. For the six months ended June 30, 2002, the net gain was $601,101.

     During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively. For the six months ended June 30, 2002, the net gain was $-0-.

     On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through June 30, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the six months ended June 30, 2003 and 2002, the net gain was $325,654 and $-0-, respectively.

     During the first six months of 2003 and 2002, the Partnership distributed $229,186 and $178,129 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $10.08 and $7.78 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 44% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land was $1,511,134. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $476,105, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $860,663 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

     Subsequent to June 30, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for approximately $1,360,000. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

(6)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  DISCONTINUED OPERATIONS -

     During 2002, the Partnership sold its 20% interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively. For the six months ended June 30, 2002, the net gain was $25,973.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS - (Continued)

     On December 18, 2002, the Partnership sold its interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

     In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. As of June 30, 2003, the Partnership had received all rent due on the properties. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

     On April 17, 2003, the Partnership sold the property in Brownsville to an unrelated third party. The Partnership received net sale proceeds of $730,292, which resulted in a net gain of $784. At the time of sale, the cost and related accumulated depreciation was $963,367 and $233,859, respectively.

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

                          JUNE 30, 2003
                           (Continued)

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                           Three Months Ended      Six Months Ended
                           6/30/03   6/30/02        6/30/03 6/30/02

Rental Income                 $   0  $ 67,604      $ 22,641  $123,104
Property Management Expenses     34   (94,159)       (2,981) (101,224)
Depreciation                      0   (20,684)            0   (41,387)
Gain on Disposal of
  Real Estate                   784    25,973           784    25,973
                            -------   -------       -------   -------
   Income (Loss) from
     Discontinued Operations  $ 818  $(21,266)     $ 20,444  $  6,466
                             ======    ======        ======    ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $711,369 and $951,308, respectively. During the same periods, the Partnership earned interest income of $55,499 and $16,148, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from three property acquisitions in 2002, and rent increases on four properties. In 2003, interest income increased due to the Partnership receiving greater interest from construction advances and having more money invested in a money market account due to property sales.

        In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. As of June 30, 2003, the Partnership had received all rent due on the properties. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

        On April 17, 2003, the Partnership sold the property in Brownsville to an unrelated third party. The Partnership received net sale proceeds of $730,292, which resulted in a net gain of $784. At the time of sale, the cost and related accumulated depreciation was $963,367 and $233,859, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $120,771 and $168,505, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,791 and $128,597, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2003, when compared to 2002, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of June 30, 2003, the Partnership's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances increased $30,973 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from
$1,011,103  in  2002  to $343,585 in 2003  as  the  result  of  a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees, which were partially offset by a decrease in Partnership administration expenses in 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $1,764,529 and $2,160,283, respectively. During the same periods, the Partnership expended $865,015 and $1,692,431, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively. For the six months ended June 30, 2002, the net gain was $601,101.

        During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively. For the six months ended June 30, 2002, the net gain was $-0-.

        During 2002, the Partnership sold its 20% interest in the Johnny Carino's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively. For the six months ended June 30, 2002, the net gain was $25,973.

       On December 18, 2002, the Partnership sold its interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

        On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through June 30, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the six months ended June 30, 2003 and 2002, the net gain was $325,654 and $-0-, respectively.

        During the first six months of 2003 and 2002, the Partnership distributed $229,186 and $178,129 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $10.08 and $7.78 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 44% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land was $1,511,134. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $476,105, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $860,663 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        Subsequent to June 30, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for approximately $1,360,000. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                             Description

    10.1  Assignment  of  Purchase Agreement dated  June 16, 2003
    between  the  Partnership  and  AEI  Fund  Management,   Inc.
    relating  to  the property at 4010 Jefferson Boulevard,  Fort
    Wayne, Indiana.

    10.2 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and NMA Fort Wayne, LLC relating to the property at 4010 Jefferson Boulevard, Fort Wayne, Indiana.

    31.1  Certification of Chief  Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2  Certification of Chief  Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32    Certification       of  Chief  Executive   Officer  and
    Chief  Financial  Officer  of  General  Partner  pursuant  to
    Section 906 of the Sarbanes-Oxley Act of 2002.


      b. Reports filed on Form 8-K - None.





                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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