Form 10QSB
period 2003-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2003-11-12
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                      Yes [X]     No [ ]

         Transitional Small Business Disclosure Format:

                      Yes [ ]     No [X]




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                  2003            2002

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 6,510,844     $ 7,506,794
  Receivables                                      43,657          53,563
                                               -----------     -----------
      Total Current Assets                      6,554,501       7,560,357
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          4,638,026       4,456,259
  Buildings and Equipment                       7,493,619       7,319,604
  Construction in Progress                        889,670           3,687
  Accumulated Depreciation                     (1,519,340)     (1,445,739)
                                               -----------     -----------
                                               11,501,975      10,333,811
  Real Estate Held for Sale                             0         729,508
                                               -----------     -----------
      Net Investments in Real Estate           11,501,975      11,063,319
                                               -----------     -----------
       Total Assets                           $18,056,476     $18,623,676
                                               ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $   182,701     $   344,027
  Distributions Payable                           411,063         774,700
  Unearned Rent                                    75,962          29,007
                                               -----------     -----------
      Total Current Liabilities                   669,726       1,147,734
                                               -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                 24,649          25,541
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   22,513 Units outstanding                    17,362,101      17,450,401
                                               -----------     -----------
      Total Partners' Capital                  17,386,750      17,475,942
                                               -----------     -----------
       Total Liabilities and Partners'Capital $18,056,476     $18,623,676
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
                      AEI NET LEASE INCOME &
               GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                9/30/03      9/30/02    9/30/03      9/30/02

RENTAL INCOME                  $ 325,306   $ 379,959   $ 917,801  $1,111,930

EXPENSES:
   Partnership Administration -
    Affiliates                    62,525      62,751     183,296     231,243
   Partnership Administration
    and Property Management -
    Unrelated Parties              6,571       9,271      29,757      36,284
   Depreciation                   55,973      70,566     154,732     200,008
                                ---------   ---------  ----------  ----------
    Total Expenses               125,069     142,588     367,785     467,535
                                ---------   ---------  ----------  ----------

OPERATING INCOME                 200,237     237,371     550,016     644,395
OTHER INCOME:
   Interest Income                37,569       4,485      93,068      20,633
   Gain on Sale of Real Estate         0     108,951     325,654     710,052
                                ---------   ---------  ----------  ----------
        Total Other Income        37,569     113,436     418,722     730,685
                                ---------   ---------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    237,806     350,807     968,738   1,375,080

Income (Loss) from Discontinued
   Operations                    117,529    (210,879)    214,804    (127,332)
                                ---------   ---------  ----------  ----------
NET INCOME                     $ 355,335   $ 139,928  $1,183,542  $1,247,748
                                =========   =========  ==========  ==========

NET INCOME ALLOCATED:
   General Partners            $   3,553   $   5,609  $   11,835  $   19,742
   Limited Partners              351,782     134,319   1,171,707   1,228,006
                                ---------   ---------  ----------  ----------
                               $ 355,335   $ 139,928  $1,183,542  $1,247,748
                                =========   =========  ==========  ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $   10.46   $   14.84  $    42.60  $    59.66
   Discontinued Operations          5.17       (8.92)       9.45       (5.52)
                                ---------   ---------  ----------  ----------
        Total                  $   15.63   $    5.92  $    52.05  $    54.14
                                =========   =========  ==========  ==========
Weighted Average Units
  Outstanding                     22,513      22,680      22,513      22,680
                                =========   =========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $ 1,183,542   $ 1,247,748

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       182,681       288,834
     Real Estate Impairment                                   0       276,640
     Gain on Sale of Real Estate                       (406,242)     (767,854)
     Decrease in Receivables                              9,906        39,466
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (161,326)      121,961
     Increase in Unearned Rent                           46,955       115,503
                                                     -----------   -----------
        Total Adjustments                              (328,026)       74,550
                                                     -----------   -----------
        Net Cash Provided By
           Operating Activities                         855,516     1,322,298
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                      (2,254,001)   (1,695,388)
     Proceeds from Sale of Real Estate                2,038,906     2,686,260
                                                     -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                        (215,095)      990,872
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (363,637)      (29,186)
   Distributions to Partners                         (1,272,734)   (1,272,724)
                                                     -----------   -----------
        Net Cash Used For
           Financing Activities                      (1,636,371)   (1,301,910)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (995,950)    1,011,260

CASH AND CASH EQUIVALENTS, beginning of period        7,506,794       721,607
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 6,510,844   $ 1,732,867
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General     Limited                     Units
                              Partners    Partners       Total     Outstanding


BALANCE, December 31, 2001    $    591   $16,254,507  $16,255,098   22,679.94

  Distributions                (12,728)   (1,259,996)  (1,272,724)

  Net Income                    19,742     1,228,006    1,247,748
                               ---------  -----------  ----------- -----------
BALANCE, September 30, 2002   $  7,605   $16,222,517  $16,230,122   22,679.94
                               =========  ===========  =========== ===========


BALANCE, December 31, 2002    $ 25,541   $17,450,401  $17,475,942   22,513.29

  Distributions                (12,727)   (1,260,007)  (1,272,734)

  Net Income                    11,835     1,171,707    1,183,542
                               ---------  -----------  ----------- -----------
BALANCE, September 30, 2003   $ 24,649   $17,362,101  $17,386,750   22,513.29
                               =========  ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Net Lease Income & Growth Fund XX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate -

     During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively. For the nine months ended September 30, 2002, the net gain was $601,101.

     During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively. For the nine months ended September 30, 2002, the net gain was $108,951.

     On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through March 31, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the nine months ended September 30, 2003 and 2002, the net gain was $325,654 and $-0-, respectively.

     During the first nine months of 2003 and 2002, the Partnership distributed $312,755 and $227,357 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.75 and $9.93 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $476,913, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through September 30, 2003, the Partnership had advanced $889,670 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

     On July 3, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,364,328. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

     In  October 2003, the Partnership entered into an  Agreement to purchase a 50% interest in an Eckerd drug store in Cicero, New York for approximately $1,550,000. The property will be leased to Eckerd Corporation, under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $126,325. The remaining interest in the property will be purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

     In October 2003, the Partnership made a verbal commitment to purchase a Johnny Carino's restaurant in Alexandria, Louisiana for approximately $2,150,000. The Partnership is in the process of negotiating the legal documents required to complete the acquisition. The property will be leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $198,875.



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(6)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Discontinued Operations -

     During the first nine months of 2002, the Partnership sold its 20% interest in the Johnny Carino's restaurant in Austin, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.

     On December 18, 2002, the Partnership sold its 35% interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

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



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(7)  Discontinued Operations - (Continued)

     In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. As of September 30, 2003, the Partnership had received all rent due on the properties. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

     On September 26, 2003, the Partnership sold 2.5953% of the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of $274,377, which resulted in a net gain of $79,804. The cost and related accumulated depreciation of the interest sold was $233,870 and $39,297, respectively.

     Subsequent to September 30, 2003, the Partnership sold its remaining 15.9047% interest in the Garden Ridge retail store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,688,000, which resulted in a net gain of approximately $498,000.



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                  Three Months Ended        Nine Months Ended
                                 9/30/03       9/30/02    9/30/03      9/30/02

Rental Income                  $ 48,116     $  87,500   $ 166,990   $ 306,837
Property Management Expenses     (1,220)      (24,908)     (4,825)   (126,505)
Depreciation                     (9,171)      (28,660)    (27,949)    (88,826)
Real Estate Impairment                0      (276,640)          0    (276,640)
Gain on Disposal of Real Estate  79,804        31,829      80,588      57,802
                                --------     ---------   ---------   ---------
   Income (Loss) from Discontinued
      Operations               $117,529     $(210,879)  $ 214,804   $(127,332)
                                ========     =========   =========   =========


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $917,801 and $1,111,930, respectively. In 2003, rental income decreased due to sales of three Champps Americana restaurants. This decrease in rental income was partially offset by additional rent received from four property acquisitions in 2002 and 2003 and rent increases on five properties.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $183,296 and $231,243, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,757 and $36,284, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized interest income of $93,068 and $20,633, respectively. In 2003, interest income increased due to the Partnership receiving greater interest from construction advances and having more money invested in a money market account due to property sales.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized gain on sale of real estate from continuing operations of $325,654 and $710,052, respectively, from the sale of three properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively. For the nine months ended September 30, 2002, the net gain was $601,101.

        During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively. For the nine months ended September 30, 2002, the net gain was $108,951.

        On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through March 31, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the nine months ended September 30, 2003 and 2002, the net gain was $325,654 and $-0-, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $214,804, representing rental income less property management expenses and depreciation of $134,216 and gain on disposal of real estate of $80,588. For the nine months ended September 30, 2002, the Partnership recognized a loss from discontinued operations of $127,332, representing a real estate impairment loss of $276,640, which was partially offset by rental income less property management expenses and depreciation of $91,506 and gain on disposal of real estate of $57,802.

       During the first nine months of 2002, the Partnership sold its 20% interest in the Johnny Carino's restaurant in Austin, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 18, 2002, the Partnership sold its 35% interest in the Children's World daycare center in New Albany, Ohio to an unrelated third party. The Partnership received net sale proceeds of $685,831, which resulted in a net gain of $168,229. At the time of sale, the cost and related accumulated depreciation was $540,366 and $22,764, respectively.

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

        In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. As of September 30, 2003, the Partnership had received all rent due on the properties. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On April 17, 2003, the Partnership sold the property in Brownsville to an unrelated third party. The Partnership received net sale proceeds of $730,292, which resulted in a net gain of $784. At the time of sale, the cost and related accumulated depreciation was $963,367 and $233,859, respectively.

       On September 26, 2003, the Partnership sold 2.5953% of the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of $274,377, which resulted in a net gain of $79,804. The cost and related accumulated depreciation of the interest sold was $233,870 and $39,297, respectively.

       Subsequent to September 30, 2003, the Partnership sold its remaining 15.9047% interest in the Garden Ridge retail store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$1,688,000,  which  resulted  in  a  net  gain  of  approximately
$498,000.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances decreased $995,950 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2002, the Partnership's cash balances increased $1,011,260 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $1,322,298 in 2002 to $855,516 in 2003 as the result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $2,038,906 and $2,686,260, respectively. During the same periods, the Partnership expended $2,254,001 and $1,695,388, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.


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

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $476,913, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through September 30, 2003, the Partnership had advanced $889,670 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        On July 3, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,364,328. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

       In October 2003, the Partnership entered into an Agreement to purchase a 50% interest in an Eckerd drug store in Cicero, New York for approximately $1,550,000. The property will be leased to Eckerd Corporation, under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $126,325. The remaining interest in the property will be purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In October 2003, the Partnership made a verbal commitment to purchase a Johnny Carino's restaurant in Alexandria, Louisiana for approximately $2,150,000. The Partnership is in the process of negotiating the legal documents required to complete the acquisition. The property will be leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $198,875.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $1,272,734 and $1,272,724, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,260,007 and $1,259,996 and the General Partners received distributions of $12,727 and $12,728 for the periods, respectively. In December 2002, the Partnership declared a bonus distribution of $363,636 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2002.

        During the first nine months of 2003 and 2002, the Partnership distributed $312,755 and $227,357 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.75 and $9.93 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2003, thirteen Limited Partners redeemed a total of 142.75 Partnership Units for $95,376 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 96 Limited Partners redeemed 1,486.65 Partnership Units for $1,213,129. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                             Description

    10.1 Assignment of Purchase and Sale Agreement and First Amendment to Purchase and Sale Agreement dated October 24, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 8379 Thompson Road, Cicero, New York.

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


Dated:  November 11, 2003     AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By:/s/ Patrick W Keene
                                     Patrick W. Keene
                                     Chief Financial Officer
                                     (Principal Accounting Officer)