Form 10KSB
period 2003-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2004-03-29
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $1,284,843.

As of February 29, 2004, there were 22,342.542 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,342,542.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Net Lease Income & Growth Fund XX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 2, 1992. The registrant is comprised of AEI Fund Management XX, Inc. (AFM) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 20, 1993. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

Property Activity

        Through December 31, 2003, the Partnership sold 59.7294% of the Champps Americana restaurant in Columbus, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,554,757, which resulted in a net gain of $636,859. The total cost and related accumulated depreciation of the interests sold was $2,059,607 and $141,709. For the years ended December 31, 2003, 2002 and 2001, the net gain was $325,654, $154,151 and $104,648, respectively.

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

        On March 30, 2001, the Partnership purchased a 35% interest in a Children's World daycare center in New Albany, Ohio for $540,366. The property was leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $51,737. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc., affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $477,551, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003 and 2002, the Partnership had advanced $889,670 and $3,687, respectively, for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,600,000. Subsequent to December 31, 2003, the construction was completed and the Lease Agreement was amended to require annual rental payments of $160,000. The remaining interest in the property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. The Partnership received all rent due on the Brownsville restaurant through the date the Lease was terminated. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

        On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered  into  an agreement with the Partnership  to  assume  the
Lease for the property. Through December 31, 2003, the Partnership had received all rent due on this property.

        During 2003, the Partnership sold its 18.5% interest in the Garden Ridge retail store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,973,128, which resulted in a net gain of $588,847. The total cost and related accumulated depreciation of the interests sold was $1,667,092 and $282,811, respectively.

        On July 3, 2003, the Partnership purchased a 50% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,379,346. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On November 13, 2003, the Partnership purchased a Johnny Carino's restaurant in Alexandria, Louisiana for $2,144,748. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $198,875.

        On November 21, 2003, the Partnership purchased a 50% interest in an Eckerd drug store in Cicero, New York for $1,586,183. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $126,257. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for approximately $1,963,800. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in this property was purchased by AEI Net Lease Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

Major Tenants

        During 2003, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 76% of total rental revenue in 2003. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2004 and future years. However, the tenant of the Garden Ridge retail store will not continue to be a major tenant since the property was sold during 2003. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                                 Total Property              Annual   Annual
                      Purchase    Acquisition                Lease    Rent Per
Property                Date         Costs      Lessee       Payment  Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                               Summit Family
 (40.1354%)           9/30/93  $   531,331  Restaurants, Inc. $ 84,462  $21.92

Red Robin Restaurant                            Red Robin
 Colorado Springs, CO 2/24/94  $ 2,229,190     West, Inc.     $324,902  $44.99

Red Robin Restaurant                            Red Robin
 Colorado Springs, CO 2/24/94  $ 1,755,441     West, Inc.     $236,700  $31.39

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                        RTM
 (1.1177%)            5/16/94  $    13,866    Georgia, Inc.   $  1,837  $40.70

Applebee's Restaurant
 Middletown, OH                                 Thomas &
 (5.925%)             7/15/94  $    69,106    King, Inc.      $  9,540  $29.55

                                                Concord
Applebee's Restaurant                         Neighborhood
 McAllen, TX          12/8/94  $ 1,320,104   Corporation      $210,217  $39.02

Champps
 Americana Restaurant                           Champps
 Lyndhurst, OH                                 Operating
 (.12905%)            4/10/96  $     3,501   Corporation      $    424  $40.23

Champps
 Americana Restaurant
 Schaumburg, IL                                 Champps
 (.1572%)            12/31/97  $     7,121  Americana, Inc.   $    853  $48.63

Champps
 Americana Restaurant                          Champps
 Columbus, OH                                 Operating
 (.2706%)             4/16/99  $     9,330  Corporation       $  1,015  $34.22

Champps
 Americana Restaurant                          Champps
 Utica, MI                                  Entertainment,
 (44.0%)              2/12/02  $ 1,511,134     Inc.           $165,550  $43.83

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                                 Total Property              Annual   Annual
                      Purchase    Acquisition                Lease    Rent Per
Property                Date         Costs      Lessee       Payment  Sq. Ft.

Children's World                               Knowledge
 Daycare Center                                Learning
 Mayfield Heights, OH 6/14/02  $ 1,407,058  Enterprises, Inc. $133,623  $15.69

Biaggi's Restaurant                            Biaggi's
 Ft. Wayne, IN                               Ristorante
 (50%)                 7/3/03  $ 1,379,346  Italiano, LLC     $122,204  $25.85

Johnny Carino's
 Restaurant                                Kona Restaurant
 Alexandria, LA      11/13/03  $ 2,144,748   Group, Inc.      $198,875  $32.77

Eckerd Drug Store
 Cicero, NY                                    Eckerd
 (50%)               11/21/03  $ 1,586,183   Corporation      $126,257  $17.16

Champps
 Americana Restaurant
 West Chester, OH                              Champps
 (50%)                                        Operating
 (land only)(1)       12/6/02  $   477,551   Corporation      $50,600   $11.13

(1)Restaurant was under construction as of December 31, 2003.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Eckerd drug store is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurants in Lyndhurst and Columbus, Ohio, and Schaumburg, Illinois, the Applebee's restaurant in Middletown, Ohio and the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2004, and December 31, 2007, and the Children's World daycare center and Biaggi's restaurant, which have Lease terms of 15 years, and the Johnny Carino's restaurant which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, the Champps Americana restaurants, the Applebee's restaurant in Ohio and the Johnny Carino's restaurant, which have renewal options that may extend the Lease term an additional 15 years, and the Biaggi's restaurant and Eckerd drug store, which have renewal options that may extend the Lease terms an additional 20 years.

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

        Through December 31, 2003, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                         PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 1,542 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2003, thirteen Limited Partners redeemed a total of
142.75 Partnership Units for $95,377 in accordance with the Partnership Agreement. During 2002, twelve Limited Partners redeemed a total of 166.65 Partnership Units for $117,532. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 84 Limited Partners redeemed 1,320.06 Partnership Units for $1,095,597. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $963 and $1,188 in 2003 and 2002, respectively.

       Cash distributions of $16,970 and $20,606 were made to the General Partners and $1,680,005 and $2,039,999 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $463,426 and $722,061 of proceeds from property sales in 2003 and 2002, respectively.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

        For  the  years  ended December 31, 2003  and  2002,  the
Partnership recognized rental income from continuing operations of $1,284,843 and $1,467,493, respectively. In 2003, rental income decreased due to sales of three Champps Americana restaurants. This decrease in rental income was partially offset by additional rent received from six property acquisitions in 2002 and 2003 and rent increases on five properties.

        For the years ended December 31, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $230,888 and $258,736, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,045 and $34,467, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        For the years ended December 31, 2003 and 2002, the Partnership recognized interest income of $130,505 and $28,540, respectively. In 2003, interest income increased due to the Partnership receiving greater interest from construction advances and having more money invested in a money market account due to property sales.

        For the years ended December 31, 2003 and 2002, the Partnership recognized gain on sale of real estate from continuing operations of $325,654 and $2,302,598, respectively, from the sale of three properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        During 2002, the Partnership sold 36.8428% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,218,837, which resulted in a net gain of $698,322. The total cost and related accumulated depreciation of the interests sold was $1,669,074 and $148,559, respectively.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During 2002, the Partnership sold 85.0841% of the Champps Americana restaurant in Lyndhurst, Ohio, in thirteen separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,390,504, which resulted in a net gain of $1,450,125. The total cost and related accumulated depreciation of the interest sold was $2,307,711 and $367,332, respectively.

        On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through March 31, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the years ended December 31, 2003 and 2002, the net gain was $325,654 and $154,151, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $726,130, representing rental income less property management expenses and depreciation of $136,499 and gain on disposal of real estate of $589,631. For the year ended December 31, 2002, the Partnership recognized income from discontinued operations of $159,509, representing rental income less property management expenses and depreciation of $132,274 and gain on disposal of real estate of $303,875, which were partially offset by a real estate impairment loss of $276,640.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. The Partnership received all rent due on the Brownsville restaurant through the date the Lease was terminated. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

        On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered  into  an agreement with the Partnership  to  assume  the
Lease for the property. Through December 31, 2003, the Partnership had received all rent due on this property.


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During 2003, the Partnership sold its 18.5% interest in the Garden Ridge retail store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,973,128, which resulted in a net gain of $588,847. The total cost and related accumulated depreciation of the interests sold was $1,667,092 and $282,811, respectively.

         In 2003 and 2002, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of  property,  there  can  be  no  assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

       During the year ended December 31, 2003, the Partnership's cash balances decreased $3,370,543 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2002, the Partnership's cash balances increased $6,785,187 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,713,445 in 2002 to $1,049,427 in 2003 as the result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $3,737,657 and $9,087,787, respectively. During the same periods, the Partnership expended $6,000,588 and $2,172,299, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $477,551, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003 and 2002, the Partnership had advanced $889,670 and $3,687, respectively, for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,600,000. Subsequent to December 31, 2003, the construction was completed and the Lease Agreement was amended to require annual rental payments of $160,000. The remaining interest in the property is owned by AEI Income and Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        On July 3, 2003, the Partnership purchased a 50% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,379,346. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On November 13, 2003, the Partnership purchased a Johnny Carino's restaurant in Alexandria, Louisiana for $2,144,748. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $198,875.

        On November 21, 2003, the Partnership purchased a 50% interest in an Eckerd drug store in Cicero, New York for $1,586,183. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $126,257. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for approximately $1,963,800. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in this property was purchased by AEI Net Lease Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

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

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $1,696,975 and $2,060,605, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,680,005 and $2,039,999 and the General Partners received distributions of $16,970 and $20,606 for the periods, respectively. In December 2002, the Partnership declared a bonus distribution of $363,636 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2002.

       During 2003 and 2002, the Partnership distributed $468,107 and $729,355 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.63 and $32.00 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       During 2003, thirteen Limited Partners redeemed a total of
142.75 Partnership Units for $95,376 in accordance with the Partnership Agreement. During 2002, twelve Limited Partners redeemed a total of 166.65 Partnership Units for $117,532. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 84 Limited Partners redeemed 1,320.06 Partnership Units for $1,095,597. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $963 and $1,188 in 2003 and 2002, respectively.

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






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants


Minneapolis, Minnesota
January 23, 2004

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                  2003            2002
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 4,136,251     $ 7,506,794
  Receivables                                      43,901          53,563
                                               -----------     -----------
      Total Current Assets                      4,180,152       7,560,357
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          5,078,221       4,456,259
  Buildings and Equipment                       9,366,789       7,319,604
  Construction in Progress                        889,670           3,687
  Accumulated Depreciation                     (1,345,907)     (1,445,739)
                                               -----------     -----------
                                               13,988,773      10,333,811
  Real Estate Held for Sale                             0         729,508
                                               -----------     -----------
      Net Investments in Real Estate           13,988,773      11,063,319
                                               -----------     -----------
           Total  Assets                      $18,168,925     $18,623,676
                                               ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    71,212     $   344,027
  Distributions Payable                           410,975         774,700
  Unearned Rent                                    16,378          29,007
                                               -----------     -----------
      Total Current Liabilities                   498,565       1,147,734
                                               -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                 27,485          25,541
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,371 and 22,513 Units outstanding in
   2003 and 2002, respectively                 17,642,875      17,450,401
                                               -----------     -----------
    Total Partners' Capital                    17,670,360      17,475,942
                                               -----------     -----------
     Total Liabilities and Partners' Capital  $18,168,925     $18,623,676
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31

                                                     2003         2002

RENTAL INCOME                                   $ 1,284,843   $ 1,467,493

EXPENSES:
  Partnership Administration - Affiliates           230,888       258,736
  Partnership Administration and Property
     Management - Unrelated Parties                  25,045        34,467
  Depreciation                                      223,467       264,768
                                                 -----------   -----------
      Total Expenses                                479,400       557,971
                                                 -----------   -----------

OPERATING INCOME                                    805,443       909,522

OTHER INCOME:
  Interest Income                                   130,505        28,540
  Gain on Sale of Real Estate                       325,654     2,302,598
                                                 -----------   -----------
      Total Other Income                            456,159     2,331,138
                                                 -----------   -----------

INCOME FROM CONTINUING OPERATIONS                 1,261,602     3,240,660

Income from Discontinued Operations                 726,130       159,509
                                                 -----------   -----------
NET INCOME                                      $ 1,987,732   $ 3,400,169
                                                 ===========   ===========
NET INCOME ALLOCATED:
  General Partners                              $    19,877   $    46,744
  Limited Partners                                1,967,855     3,353,425
                                                 -----------   -----------
                                                $ 1,987,732   $ 3,400,169
                                                 ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     55.57   $    141.18
  Discontinued Operations                             31.98          6.95
                                                 -----------   -----------
      Total                                     $     87.55   $    148.13
                                                 ===========   ===========
Weighted Average Units Outstanding                   22,478        22,638
                                                 ===========   ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                   2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 1,987,732     $ 3,400,169

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  252,762         379,634
     Real Estate Impairment                              0         276,640
     Gain on Sale of Real Estate                  (915,285)     (2,606,473)
     (Increase) Decrease in Receivables              9,662         (14,097)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                 (272,815)        277,572
     Decrease in Unearned Rent                     (12,629)              0
                                                -----------     -----------
       Total Adjustments                          (938,305)     (1,686,724)
                                                -----------     -----------
       Net Cash Provided By
           Operating Activities                  1,049,427       1,713,445
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                 (6,000,588)     (2,172,299)
     Proceeds From Sale of Real Estate           3,737,657       9,087,787
                                                -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                 (2,262,931)      6,915,488
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (Decrease) in Distributions Payable (363,725)        335,579
     Distributions to Partners                  (1,696,975)     (2,060,605)
     Redemption Payments                           (96,339)       (118,720)
                                                -----------     -----------
       Net Cash Used For
           Financing Activities                 (2,157,039)     (1,843,746)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                      (3,370,543)      6,785,187

CASH AND CASH EQUIVALENTS, beginning of period   7,506,794         721,607
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $ 4,136,251     $ 7,506,794
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                            Limited
                                                          Partnership
                             General     Limited                 Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2001  $    591   $16,254,507  $16,255,098   22,679.94

  Distributions              (20,606)   (2,039,999)  (2,060,605)

  Redemption Payments         (1,188)     (117,532)    (118,720)    (166.65)

  Net Income                  46,744     3,353,425    3,400,169
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2002    25,541    17,450,401   17,475,942   22,513.29

  Distributions              (16,970)   (1,680,005)  (1,696,975)

  Redemption Payments           (963)      (95,376)     (96,339)    (142.75)

  Net Income                  19,877     1,967,855    1,987,732
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2003  $ 27,485   $17,642,875  $17,670,360   22,370.54
                             ========   ===========  ===========  ==========

     The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Net Lease Income & Growth Fund XX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

(1)  Organization - (Continued)

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

                   DECEMBER 31, 2003 AND 2002

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

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a .1572% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by unrelated third parties. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, owned a 49.6% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties with the last sale occurring in February 2002. The Partnership owns a 44% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 50% interest in a Biaggi's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 50% interest in an Eckerd drug store. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     The Partnership owned a 35.0% interest in a Children's World daycare center in New Albany, Ohio. The remaining interests in this property were owned by AEI Income & Growth Fund 23 LLC and AEI Fund Management XVII, Inc., affiliates of the Partnership. The Partnership owned a 20.0% interest in a Johnny Carino's restaurant. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. AEI Real Estate Fund 85-A Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2002. The Partnership owned an 18.5% interest in a Garden Ridge retail store. AEI Net Lease Income & Growth Fund XIX Limited
     Partnership  and  AEI  Income  &  Growth  Fund  XXI  Limited
     Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003 and January 2004.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 230,888     $ 258,736
                                                 ========      ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  29,870     $ 176,926
                                                 ========      ========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                       2003         2002
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $20,923 and $65,561
  for 2003 and 2002, respectively.              $  59,049     $(36,605)
                                                 ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $  74,792     $ 303,728
                                                 ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30,
     2004, and December 31, 2007, and the Children's World daycare center and Biaggi's restaurant, which have Lease terms of 15 years and the Johnny Carino's restaurant which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, the Champps Americana restaurants, the Applebee's restaurant in Ohio and the Johnny Carino's restaurant, which have renewal options that may extend the Lease term an additional 15 years, and the Biaggi's restaurant and the Eckerd drug store, which have renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. The lessee of the Johnny Carino's restaurant was granted an option to purchase the property for a price equal to the Partnership's acquisition cost plus a specified percentage. The option to purchase expires at the end of the third lease year.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                      DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Champps Americana restaurant in Lyndhurst, Ohio was constructed and acquired in 1996. The Champps Americana restaurant in Schaumburg, Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Children's World daycare center was constructed in 1999 and acquired in 2002. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant will be completed in 2004. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Eckerd drug store and Johnny Carino's restaurant were constructed and acquired in 2003. The remaining properties were constructed and acquired in 1994. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2003  are   as
     follows:

                                   Buildings and            Accumulated
    Property                Land     Equipment    Total     Depreciation

HomeTown Buffet,
 Albuquerque, NM        $  241,960  $  289,371  $   531,331  $   98,869
Red Robin,
 Colorado Springs, CO      905,980   1,323,210    2,229,190     435,557
Red Robin,
 Colorado Springs, CO      721,168   1,034,273    1,755,441     340,449
Arby's/Mrs. Winner's,
 Smyrna, GA                  5,775       8,091       13,866       2,670
Applebee's, Middletown, OH  20,844      48,262       69,106      17,776
Applebee's, McAllen, TX    463,553     856,551    1,320,104     300,179
Champps Americana,
 Lyndhurst, OH               1,024       2,477        3,501         650
Champps Americana,
 Schaumburg, IL              3,026       4,095        7,121         865
Champps Americana,
 Columbus, OH                2,924       6,406        9,330       1,043
Champps Americana,
 Utica, MI                 543,318     967,816    1,511,134      63,199


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

                                   Buildings and            Accumulated
    Property                Land     Equipment    Total     Depreciation

Children's World,
 Mayfield Heights, OH      289,266   1,117,792    1,407,058      57,442
Biaggi's, Ft. Wayne, IN    503,204     876,142    1,379,346      14,602
Johnny Carino's,
 Alexandria, LA            549,668   1,595,080    2,144,748       7,451
Eckerd, Cicero, NY         348,960   1,237,223    1,586,183       5,155
Champps Americana,
 West Chester, OH          477,551           0      477,551           0
                         ----------  ----------  -----------  ----------
                        $5,078,221  $9,366,789  $14,445,010  $1,345,907
                         ==========  ==========  ===========  ==========

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

     On January 1, 2002, the Partnership owned 34.4198% of the Champps Americana restaurant in Columbus, Ohio. Through March 31, 2003, the Partnership sold 34.1492% of the property, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,552,680, which resulted in a net gain of $479,805. The total cost and related accumulated depreciation of the interests sold was $1,177,543 and $104,668. For the years ended December 31, 2003 and 2002, the net gain was $325,654 and $154,151, respectively.

     During 2003 and 2002, the Partnership distributed $468,107 and $729,355 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $20.63 and $32.00 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

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

     On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $477,551, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003 and 2002, the Partnership had advanced $889,670 and $3,687, respectively, for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,600,000. Subsequent to December 31, 2003, the construction was completed and the Lease Agreement was amended to require annual rental payments of $160,000.

     On July 3, 2003, the Partnership purchased a 50% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,379,346. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On November 13, 2003, the Partnership purchased a Johnny Carino's restaurant in Alexandria, Louisiana for $2,144,748. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $198,875.

     On  November  21,  2003,  the Partnership  purchased  a  50%
     interest in an Eckerd drug store in Cicero, New York for $1,586,183. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $126,257.

     Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for approximately $1,963,800. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228.

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet restaurant, a 1.1177% interest in an Arby's/Mrs. Winner's restaurant, and a 5.925% interest in an Applebee's restaurant in Middletown, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004           $ 1,629,093
                       2005             1,416,029
                       2006             1,424,112
                       2007             1,448,495
                       2008             1,147,320
                       Thereafter      11,601,142
                                       ----------
                                      $18,666,191
                                       ==========

     There were no contingent rents recognized in 2003 and 2002.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2003      2002
      Tenants                  Industry

     Red Robin West, Inc.     Restaurant     $   538,151  $   532,507
     Champps Americana Group  Restaurant         224,487      601,003
     Concord Neighborhood
        Corporation           Restaurant         192,283      272,524
     Garden Ridge L.P.        Restaurant         147,978      192,466
                                              -----------  -----------

     Aggregate rent revenue of major tenants $ 1,102,899  $ 1,598,500
                                              ===========  ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               76%          86%
                                              ===========  ===========

(6) Discontinued Operations -

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     In August 2000, Renaissant Development Corp. (RDC), the lessee of the Applebee's restaurants in McAllen and Brownsville, Texas, filed for reorganization but continued to make the lease payments to the Partnership. In January 2002, RDC confirmed its plan of reorganization. As part of the plan of reorganization, the Lease on the McAllen restaurant was assumed at the full rental amount and the Partnership agreed to modify the monthly rent on the Brownsville restaurant from $14,755 to $7,886. The Partnership also agreed, for a period of one year, later extended by two months, to allow the Brownsville restaurant to be closed and the Lease rejected on thirty days written notice. In January 2003, the reorganized debtor through its Estate Manager notified the Partnership the Brownsville restaurant was closed and the Lease was rejected. Per the prior agreement, if the Brownsville lease is rejected, the rent for the McAllen restaurant increases $2,126 per month. The Partnership received all rent due on the Brownsville restaurant through the date the Lease was terminated. The Brownsville restaurant was vacant and listed for sale or lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property. At December 31, 2002, the land and building were classified as Real Estate Held for Sale.

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

     On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered into an agreement with the Partnership to assume the Lease for the property. Through December 31, 2003, the Partnership had received all rent due on this property.

     During 2003, the Partnership sold its 18.5% interest in the Garden Ridge retail store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,973,128, which resulted in a net gain of $588,847. The total cost and related accumulated depreciation of the interests sold was $1,667,092 and $282,811, respectively.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                               2003         2002

     Rental Income                        $  170,619    $  389,599
     Property Management Expenses             (4,825)     (142,459)
     Depreciation                            (29,295)     (114,866)
     Real Estate Impairment                        0      (276,640)
     Gain on Disposal of Real Estate         589,631       303,875
                                           ---------     ---------
     Income from Discontinued Operations  $  726,130    $  159,509
                                           =========     =========

(7)  Partners' Capital -

     Cash distributions of $16,970 and $20,606 were made to the General Partners and $1,680,005 and $2,039,999 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $74.74 and $90.11 per Limited Partnership Unit outstanding using 22,478 and 22,638 weighted average Units in 2003 and 2002, respectively. The distributions represent $74.74 and $90.11 per Unit of Net Income.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $463,426 and $722,061 of proceeds from property sales in 2003 and 2002, respectively.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Partners' Capital - (Continued)

     During  2003, thirteen Limited Partners redeemed a total  of
     142.75 Partnership Units for $95,376 in accordance with the Partnership Agreement. During 2002, twelve Limited Partners redeemed a total of 166.65 Partnership Units for $117,532. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $963 and $1,188 in 2003 and 2002, respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,072.84 per original $1,000 invested.

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2003         2002
     Net Income for Financial
      Reporting Purposes                 $ 1,987,732  $ 3,400,169

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      33,892       81,970

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                     (12,629)    (156,838)

     Amortization of Start-Up and
      Organization Costs                           0         (711)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes          (517,795)    (178,026)
                                          -----------  -----------
           Taxable Income to Partners    $ 1,491,200  $ 3,146,564
                                          ===========  ===========


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                             2003            2002

     Partners' Capital for
      Financial Reporting Purposes        $17,670,360    $17,475,942

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                      276,837        760,740

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                       16,377         29,007

     Capitalized Start-Up Costs
      Under Section 195                       253,354        253,354

     Amortization of Start-Up and
      Organization Costs                     (259,354)      (259,354)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes      3,277,273      3,277,273
                                           -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes      $21,234,847    $21,536,962
                                           ===========    ===========

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2003                   2002
                            Carrying     Fair       Carrying      Fair
                             Amount      Value       Amount       Value

     Money Market Funds   $4,136,251   $4,136,251  $7,506,794   $7,506,794
                           ----------   ----------  ----------   ----------
      Total Cash and
       Cash Equivalents   $4,136,251   $4,136,251  $7,506,794   $7,506,794
                           ==========   ==========  ==========   ==========



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XX, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the general partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the general partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XX, Inc.             0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        28           *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

 *    Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
              (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2003, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                   Amount Incurred From
 Receiving                  Form and Method     Inception (September 2, 1992)
Compensation                of Compensation         To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to         $2,398,039
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for            $  884,013
Affiliates            other Organization and Offering
                      Costs.

General Partners and  Reimbursement at Cost for all        $  757,475
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all        $2,656,155
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all        $  632,193
Affiliates            expenses related to the disposition
                      of the Fund's properties.

ITEM   12.  CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
            (Continued)

Person or Entity                                   Amount Incurred From
 Receiving                  Form and Method     Inception (September 2, 1992)
Compensation                of Compensation         To December 31, 2003

General Partners      1% of Net Cash Flow in any           $  163,688
                      fiscal year until the Limited
                      Partners have received annual,
                      non-cumulative distributions of
                      Net Cash Flow  equal to 10% of
                      their Adjusted Capital Contributions
                      and 10% of any remaining Net Cash
                      Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds  $   25,581
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed.  10% of distributions of
                      Net Proceeds  of  Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          A.   Exhibits -
                           Description

    3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
    Statement  on  Form  SB-2 filed November 9,  1992  [File  No.
    3354354-C]).

    3.2    Limited   Partnership   Agreement   (incorporated   by
    reference  to  Exhibit  3.2 of the registrant's  Registration
    Statement  on  Form  SB-2 filed November 9,  1992  [File  No.
    3354354-C]).

    10.1 Net Lease Agreement dated September 30, 1993 between the Partnership and HTB Restaurants, Inc. and JB's Restaurants, Inc. relating to the Property at 1528 Eubank, N.E., Albuquerque, New Mexico (incorporated by reference to Exhibit A of Form 8-K filed October 8, 1993).

    10.2 Assignment of Lease dated February 24, 1994 between the Partnership and Bird Food, Inc., and the Lease Option Agreement dated October 5, 1983, relating to the Property at 3680 Citadel Drive North, Colorado Springs, Colorado (incorporated by reference to Exhibit A of Form 8-K filed March 8, 1994).

    10.3 Assignment of Lease dated February 24, 1994 between the Partnership and Retlen Corporation, Inc., and the Lease Agreement dated May 11, 1987, relating to the Property at 1410 Jamboree Drive, Colorado Springs, Colorado (incorporated by reference to Exhibit B of Form 8-K filed March 8, 1994).

    10.4 Net Lease Agreement dated May 16, 1994 between the Partnership and RTM Georgia, Inc. relating to the Property at 4950 South Cobb Drive, Smyrna, Georgia (incorporated by reference to Exhibit 10.11 of Form 10-KSB filed March 27,
    1995).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.   Exhibits -
                          Description

    10.5  Net  Lease  Agreement dated July 15, 1994  between  the
    Partnership and Thomas and King, Inc. relating to the Property at 3240 Towne Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-KSB filed March 27, 1995).

    10.6 Net Lease Agreement dated November 30, 1994 between the Partnership and Renaissant Development Corporation relating to the Property at 4601 N. 10th Street, McAllen, Texas (incorporated by reference to Exhibit 10.16 of Form 10-KSB filed March 27, 1995).

    10.7 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson, AEI Institutional Net Lease Fund '93 and Americana Dining Corporation relating to the Property at 5835 Landerbrook Drive, Lyndhurst, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed April 17, 1996).

    10.8 Net Lease Agreement dated April 21, 1997 between the Partnership, AEI Income & Growth Fund XXI Limited
    Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the Property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed May 13, 1997).

    10.9 First Amendment to Net Lease Agreement dated December 31, 1997 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the Property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.47 of Form 10-KSB filed March 23, 1998).

    10.10 Net Lease Agreement dated August 11, 1998 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Americana Dining Corporation relating to the Property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 9, 1998).

    10.11 First Amendment to Net Lease Agreement dated April 16, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Americana Dining Corporation relating to the Property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 7, 1999).

    10.12 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited
    Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
    Restaurant Group, Inc. relating to the Property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.2 of Form 10-QSB filed May 10, 2001).

    10.13 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed May 10, 2001).

    10.14 First Amendment to Net Lease Agreement dated September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
    Exhibit 10.1 of Form 10-QSB filed November 8, 2001).

    10.15 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan. (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed March 8, 2002).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.   Exhibits -
                              Description

    10.16 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the Property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-KSB filed August 6,
    2002).

    10.17 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit
    10.2 of Form 10-QSB filed August 6, 2002).

    10.18 Purchase agreement dated October 19, 2002 between the Partnership, AEI Fund Management XVII, Inc., AEI Income & Growth Fund 23 LLC and Peter A. Pepi and Regula E. Pepi relating to the Property at 5524 New Albany Road, New Albany, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 1, 2002).

    10.19 Purchase Agreement dated October 31, 2002 between the Partnership, and Continental foods, Inc. relating to the Property at 868 N.E. Alslbury Boulevard, Burleson, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 1, 2002).

    10.20 Purchase Agreement dated October 31, 2002 between the Partnership, and Continental Foods, Inc. relating to the Property at 1505 William D Tate Boulevard, Grapevine, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 1, 2002).

    10.21 Development Financing Agreement dated December 6, 2002 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit
    10.30 of Form 10-KSB filed March 25, 2003).

    10.22 Net Lease Agreement dated December 6, 2002 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit 10.31 of Form 10-KSB filed March 25, 2003).

    10.23 Purchase Agreement dated March 26, 2003 between the Partnership and George Bonas relating to the Property at 2960 Boca Chica Boulevard, Brownsville, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12,
    2003).

    10.24 Assignment of Purchase Agreement dated June 16, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8, 2003).

    10.25 Assignment and Assumption of Lease dated July 3, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8, 2003).

    10.26 Assignment of Purchase and Sale Agreement and First Amendment to Purchase and Sale Agreement dated October 24, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 11, 2003).

    10.27 Purchase Agreement dated November 13, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 3213 MacArthur Drive, Alexandria, Louisiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 18, 2003).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.   Exhibits -
                             Description

    10.28 Net Lease Agreement dated November 13, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 3213 MacArthur Drive, Alexandria, Louisiana (incorporated by reference to Exhibit
    10.2 of Form 8-K filed November 18, 2003).

    10.29 Assignment and Assumption of Lease dated November 21, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Route 31 & Thompson Road Development, LLC relating to the Property at 8379 Thompson Road, Cicero, New York.

    10.30 Assignment of Purchase Agreement dated January 2, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Fund Management, Inc. relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2004).

    10.31 First Amendment to Net Lease Agreement dated January 13, 2004 between the Partnership, AEI Income &
    Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio.

    10.32 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

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

    32    Certification  of Chief  Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.


          B. Reports on Form 8-K - During   the   quarter   ended
                                   December   31,   2003,     the
                                   Partnership  filed  a Form 8-K
                                   dated   November   18,   2003,
                                   reporting the acquisition of a
                                   Johnny  Carino's restaurant in
                                   Alexandria, Louisiana.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                            2003       2002

     Audit Fees                           $  11,359   $ 10,355
     Audit-Related Fees                         500          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
         Total Fees                       $  11,859   $ 10,355
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.
                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AEI NET LEASE INCOME & GROWTH FUND XX
                            Limited Partnership
                            By:    AEI Fund Management XX, Inc.
                               Its Managing General Partner


March 19, 2004              By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                     Title                          Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 19, 2004
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer    March 19, 2004
    Patrick W.Keene   (Principal Accounting Officer)