Form 10QSB
period 2004-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2004-05-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                      2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,057,986    $ 4,136,251
  Receivables                                           5,141         43,901
                                                   -----------    -----------
      Total Current Assets                          2,063,127      4,180,152
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,974,209      5,078,221
  Buildings and Equipment                          11,544,962      9,366,789
  Construction in Progress                                  0        889,670
  Accumulated Depreciation                         (1,439,486)    (1,345,907)
                                                   -----------    -----------
      Net Investments in Real Estate               16,079,685     13,988,773
                                                   -----------    -----------
           Total  Assets                          $18,142,812    $18,168,925
                                                   ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    79,117    $    71,212
  Distributions Payable                               410,975        410,975
  Unearned Rent                                        93,315         16,378
                                                   -----------    -----------
      Total Current Liabilities                       583,407        498,565
                                                   -----------    -----------
PARTNERS' CAPITAL:
General  Partners                                      26,376         27,485
Limited Partners, $1,000 per Unit;
  24,000 Units authorized and issued;
  22,371 Units outstanding                         17,533,029     17,642,875
                                                   -----------    -----------
      Total Partners' Capital                      17,559,405     17,670,360
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $18,142,812    $18,168,925
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2004          2003

RENTAL INCOME                                   $   462,596    $   297,164

EXPENSES:
   Partnership  Administration  -  Affiliates        53,165         80,438
   Partnership Administration and Property
      Management - Unrelated Parties                 12,549         12,418
   Depreciation                                      93,579         50,008
                                                 -----------    -----------
        Total Expenses                              159,293        142,864
                                                 -----------    -----------

OPERATING INCOME                                    303,303        154,300

OTHER INCOME:
  Interest Income                                     9,982         20,934
  Gain on Sale of Real Estate                             0        325,654
                                                 -----------    -----------
      Total Other Income                              9,982        346,588
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   313,285        500,888

Income from Discontinued Operations                       0         58,007
                                                 -----------    -----------
NET INCOME                                      $   313,285    $   558,895
                                                 ===========    ===========
NET INCOME ALLOCATED:
   General Partners                             $     3,133    $     5,589
   Limited Partners                                 310,152        553,306
                                                 -----------    -----------
                                                $   313,285    $   558,895
                                                 ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     13.86    $     22.03
  Discontinued Operations                                 0           2.55
                                                 -----------    -----------
      Total                                     $     13.86    $     24.58
                                                 ===========    ===========
Weighted Average Units Outstanding                   22,371         22,513
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   313,285   $   558,895

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       93,579        59,397
     Gain on Sale of Real Estate                             0      (325,654)
     Decrease in Receivables                            38,760        35,011
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        7,905      (148,279)
     Increase in Unearned Rent                          76,937        63,277
                                                    -----------   -----------
        Total Adjustments                              217,181      (316,248)
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       530,466       242,647
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (2,184,491)     (224,355)
   Proceeds from Sale of Real Estate                         0     1,034,237
                                                    -----------   -----------
        Net Cash Provided By (Used For)
          Investing Activities                      (2,184,491)      809,882
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                         0      (363,636)
   Distributions to Partners                          (424,240)     (424,245)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                      (424,240)     (787,881)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                       (2,078,265)      264,648

CASH AND CASH EQUIVALENTS, beginning of period       4,136,251     7,506,794
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,057,986   $ 7,771,442
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 25,541   $17,450,401  $17,475,942   22,513.29

  Distributions               (4,242)     (420,003)    (424,245)

  Net Income                   5,589       553,306      558,895
                             --------   -----------  ----------- -----------
BALANCE, March 31, 2003     $ 26,888   $17,583,704  $17,610,592   22,513.29
                             ========   ===========  =========== ===========


BALANCE, December 31, 2003  $ 27,485   $17,642,875  $17,670,360   22,370.54

  Distributions               (4,242)     (419,998)    (424,240)

  Net Income                   3,133       310,152      313,285
                             --------   -----------  ----------- -----------
BALANCE, March 31, 2004     $ 26,376   $17,533,029  $17,559,405   22,370.54
                             ========   ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)
(4)  Investments in Real Estate -

     On January 1, 2003, the Partnership owned 22.8435% of the Champps Americana restaurant in Columbus, Ohio. During the first quarter of 2003, the Partnership sold 22.5729% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,034,237, which resulted in a net gain of $325,654. The total cost and related accumulated depreciation of the interests sold was $778,366 and $69,783.

     During the first three months 2004 and 2003, the Partnership distributed $6,737 and $131,609 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 and $5.79 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $506,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the
     lessor.   Through  December 31, 2003,  the  Partnership  had
     advanced $889,670 for construction of the property. The Partnership charged interest on the advances at a rate of 10.0%. On January 13, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $160,000. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,569,884. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,981,828. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

     Subsequent to March 31, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for approximately $1,255,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

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

(6)  Discontinued Operations - (Continued)

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

     On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered into an agreement with the Partnership to assume the Lease for the property. Through March 31, 2004, the Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

     During the last four months of 2003, the Partnership sold its 18.5% interest in the Garden Ridge retail store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,973,128, which resulted in a net gain of $588,847. The total cost and related accumulated depreciation of the interests sold was $1,667,092 and $282,811, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2004         2003

     Rental Income                             $       0    $  70,757
     Property Management Expenses                      0       (3,361)
     Depreciation                                      0       (9,389)
                                                ---------    ---------
          Income from Discontinued Operations  $       0    $  58,007
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

Results of Operations

        For the three months ended March 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $462,596 and $297,164, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004 and rent increases on four properties.

        For the three months ended March 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $53,165 and $80,438, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,549 and $12,418, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2004 and 2003, the Partnership recognized interest income of $9,982 and $20,934, respectively. In 2004, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

       For the three months ended March 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $325,654 from the sale of the Champps Americana restaurant in Columbus, Ohio. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

        On January 1, 2003, the Partnership owned 22.8435% of the Champps Americana restaurant in Columbus, Ohio. During the first quarter of 2003, the Partnership sold 22.5729% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,034,237, which resulted in a net gain of $325,654. The total cost and related accumulated depreciation of the interests sold was $778,366 and $69,783.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2003, the Partnership recognized income from discontinued operations of $58,007, representing rental income less property management expenses and depreciation.

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

        On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered into an agreement with the Partnership to assume the Lease for the property. Through March 31, 2004, the Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

        During the last four months of 2003, the Partnership sold its 18.5% interest in the Garden Ridge retail store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,973,128, which resulted in a net gain of $588,847. The total cost and related accumulated depreciation of the interests sold was $1,667,092 and $282,811, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        In 2003, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Partnership's cash balances decreased $2,078,265 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2003, the Partnership's cash balances increased $264,648 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $242,647 in 2003 to $530,466 in 2004 as the result of an increase in total rental and interest income, a decrease in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Partnership generated cash flow from the sale of real estate of $1,034,237. During the three months ended March 31, 2004 and 2003, the Partnership expended $2,184,491 and $224,355, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $506,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003, the Partnership had advanced $889,670 for construction of the property. The Partnership charged interest on the advances at a rate of 10.0%. On January 13, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $160,000. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,569,884. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,981,828. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        Subsequent to March 31, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for approximately $1,255,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $424,240 and $424,245, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $419,998 and $420,003 and the General Partners received distributions of $4,242 and $4,242 for the periods, respectively.

        During the first three months of 2004 and 2003, the Partnership distributed $6,737 and $131,609 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 and $5.79 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2003, thirteen Limited Partners redeemed a total of
142.75 Partnership Units for $95,376 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 96 Limited Partners redeemed 1,486.71 Partnership Units for $1,213,129. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $963 in 2003.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1  Assignment of Purchase Agreement dated  April  22, 2004
    between  the  Partnership  and  AEI  Fund  Management,   Inc.
    relating to the Property at 5503 Milan Road, Sandusky, Ohio.

    10.2 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and
    PRECO  II  CRIC  LLC relating to the Property at  5503  Milan
    Road, Sandusky, Ohio.

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

    32    Certification  of  Chief  Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       March   31,   2004,    the
                                       Partnership filed  a  Form
                                       8-K dated February 17,2004,
                                       reporting the  acquisition
                                       of  a  Jared Jewelry store
                                       in Hanover, Maryland.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Net Lease Income & Growth  Fund
XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)