Form 10QSB
period 2004-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2004-08-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                  2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   689,897     $ 4,136,251
  Receivables                                      15,790          43,901
                                               -----------     -----------
      Total Current Assets                        705,687       4,180,152
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          6,385,830       5,078,221
  Buildings and Equipment                      12,407,451       9,366,789
  Construction in Progress                              0         889,670
  Accumulated Depreciation                     (1,544,082)     (1,345,907)
                                               -----------     -----------
      Net Investments in Real Estate           17,249,199      13,988,773
                                               -----------     -----------
           Total  Assets                      $17,954,886     $18,168,925
                                               ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $         0     $    71,212
  Distributions Payable                           413,102         410,975
  Unearned Rent                                    75,108          16,378
                                               -----------     -----------
      Total Current Liabilities                   488,210         498,565
                                               -----------     -----------
PARTNERS' CAPITAL:
   General  Partners                               25,448          27,485
   Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,371 Units outstanding                   17,441,228      17,642,875
                                               -----------     -----------
      Total Partners' Capital                  17,466,676      17,670,360
                                               -----------     -----------
       Total Liabilities and Partners'Capital $17,954,886     $18,168,925
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                             Three Months Ended        Six Months Ended
                            6/30/04      6/30/03     6/30/04       6/30/03

RENTAL INCOME              $  498,581  $  295,331   $  961,177    $  592,495

EXPENSES:
   Partnership Administration -
     Affiliates                56,505      40,437      109,670       120,771
   Partnership Administration
     and Property Management -
     Unrelated Parties          8,764      10,503       21,313        23,186
   Depreciation               104,596      48,751      198,175        98,759
                            ----------  ----------   ----------    ----------
       Total Expenses         169,865      99,691      329,158       242,716
                            ----------  ----------   ----------    ----------

OPERATING INCOME              328,716     195,640      632,019       349,779
OTHER INCOME:
   Interest Income              2,795      34,565       12,777        55,499
   Gain on Sale of Real Estate      0           0            0       325,654
                            ----------  ----------   ----------    ----------
        Total Other Income      2,795      34,565       12,777       381,153
                            ----------  ----------   ----------    ----------
INCOME FROM CONTINUING
   OPERATIONS                 331,511     230,205      644,796       730,932

Income from Discontinued
  Operations                        0      39,107            0        97,275
                            ----------  ----------   ----------    ----------
NET INCOME                 $  331,511  $  269,312   $  644,796    $  828,207
                            ==========  ==========   ==========    ==========
NET INCOME ALLOCATED:
   General Partners        $    3,315  $    2,693   $    6,448    $    8,282
   Limited Partners           328,196     266,619      638,348       819,925
                            ----------  ----------   ----------    ----------
                           $  331,511  $  269,312   $  644,796    $  828,207
                            ==========  ==========   ==========    ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations   $    14.67  $    10.12   $    28.53    $    32.14
   Discontinued Operations          0        1.72            0          4.28
                            ----------  ----------   ----------    ----------
        Total              $    14.67  $    11.84   $    28.53    $    36.42
                            ==========  ==========   ==========    ==========
Weighted Average Units
  Outstanding                  22,371      22,513        22,371       22,513
                            ==========  ==========   ==========    ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   644,796    $   828,207

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     198,175        117,537
     Gain on Sale of Real Estate                            0       (326,438)
     (Increase) Decrease in Receivables                28,111         (5,820)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (71,212)      (302,817)
     Increase in Unearned Rent                         58,730         32,916
                                                   -----------    -----------
        Total Adjustments                             213,804       (484,622)
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       858,600        343,585
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (3,458,601)      (865,015)
   Proceeds from Sale of Real Estate                        0      1,764,529
                                                   -----------    -----------
        Net Cash Provided By (Used For)
          Investing  Activities                    (3,458,601)       899,514
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         2,127       (363,636)
   Distributions to Partners                         (848,480)      (848,490)
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                      (846,353)    (1,212,126)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (3,446,354)        30,973

CASH AND CASH EQUIVALENTS, beginning of period      4,136,251      7,506,794
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   689,897    $ 7,537,767
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 25,541    $17,450,401  $17,475,942    22,513.29

  Distributions               (8,485)      (840,005)    (848,490)

  Net Income                   8,282        819,925      828,207
                             --------    -----------  -----------  -----------
BALANCE, June 30, 2003      $ 25,338    $17,430,321  $17,455,659    22,513.29
                             ========    ===========  ===========  ===========


BALANCE, December 31, 2003  $ 27,485    $17,642,875  $17,670,360    22,370.54

  Distributions               (8,485)      (839,995)    (848,480)

  Net Income                   6,448        638,348      644,796
                             --------    -----------  -----------  -----------
BALANCE, June 30, 2004      $ 25,448    $17,441,228  $17,466,676    22,370.54
                             ========    ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     During the first six months 2004 and 2003, the Partnership distributed $6,737 and $229,186 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 and $10.08 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,983,108. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

     On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,272,830. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

     On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered into an agreement with the Partnership to assume the Lease for the property. Through June 30, 2004, the Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended        Six Months Ended
                              6/30/04       6/30/03     6/30/04      6/30/03

Rental Income                 $      0    $  48,117     $     0    $ 118,874
Property Management Expenses         0         (405)          0       (3,605)
Depreciation                         0       (9,389)          0      (18,778)
Gain on Disposal of Real Estate      0          784           0          784
                               --------    ---------     -------    ---------
   Income from Discontinued
    Operations                $      0    $  39,107     $     0    $  97,275
                               ========    =========     =======    =========

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $961,177 and $592,495, respectively. In 2004, rental income increased due to additional rent received from six property acquisitions in 2003 and 2004 and rent increases on three properties.

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership incurred Partnership administration expenses from affiliated parties of $109,670 and $120,771, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,313 and $23,186, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2004 and 2003, the Partnership recognized interest income of $12,777 and $55,499, respectively. In 2004, interest income decreased due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        For the six months ended June 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $325,654 from the sale of the Champps Americana restaurant in Columbus, Ohio. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2003, the Partnership recognized income from discontinued operations of $97,275, representing rental income less property management expenses and depreciation of $96,491 and gain on disposal of real estate of $784.

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

        On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered into an agreement with the Partnership to assume the Lease for the property. Through June 30, 2004, the Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2004, the Partnership's cash balances decreased $3,446,354 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners. During the six months ended June 30, 2003, the Partnership's cash balances increased $30,973 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $343,585 in 2003 to $858,600 in 2004 as the result of an increase in total rental and interest income in 2004, a decrease in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003, the Partnership generated cash flow from the sale of real estate of $1,764,529. During the six months ended June 30, 2004 and 2003, the Partnership expended $3,458,601 and $865,015, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.


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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,983,108. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,272,830. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

        For the six months ended June 30, 2004 and 2003, the Partnership declared distributions of $848,480 and $848,490, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $839,995 and $840,005 and the General Partners received distributions of $8,485 and $8,485 for the periods, respectively.

        During the first six months of 2004 and 2003, the Partnership distributed $6,737 and $229,186 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 and $10.08 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 10, 2004       AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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