Form 10QSB
period 2004-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2004-11-12
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   774,948     $ 4,136,251
  Receivables                                        5,141          43,901
                                                -----------     -----------
      Total Current Assets                         780,089       4,180,152
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,387,002       5,078,221
  Buildings and Equipment                       12,409,330       9,366,789
  Construction in Progress                               0         889,670
  Accumulated Depreciation                      (1,650,984)     (1,345,907)
                                                -----------     -----------
      Net Investments in Real Estate            17,145,348      13,988,773
                                                -----------     -----------
           Total  Assets                       $17,925,437     $18,168,925
                                                ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    50,923     $    71,212
  Distributions Payable                            413,103         410,975
  Unearned Rent                                     75,947          16,378
                                                -----------     -----------
      Total Current Liabilities                    539,973         498,565
                                                -----------     -----------
PARTNERS' CAPITAL:
   General  Partners                                24,636          27,485
   Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,371 Units outstanding                    17,360,828      17,642,875
                                                -----------     -----------
      Total Partners' Capital                   17,385,464      17,670,360
                                                -----------     -----------
       Total Liabilities and Partners' Capital $17,925,437     $18,168,925
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended        Nine Months Ended
                               9/30/04        9/30/03    9/30/04       9/30/03

RENTAL INCOME                 $  506,686  $  325,306   $ 1,467,863  $  917,801

EXPENSES:
   Partnership Administration -
     Affiliates                   52,789      62,525       162,459     183,296
   Partnership Administration
     and Property Management -
     Unrelated Parties             6,055       6,571        27,368      29,757
   Depreciation                  106,902      55,973       305,077     154,732
                               ----------  ----------   -----------  ----------
        Total Expenses           165,746     125,069       494,904     367,785
                               ----------  ----------   -----------  ----------

OPERATING INCOME                 340,940     200,237       972,959     550,016

OTHER INCOME:
   Interest Income                 2,088      37,569        14,865      93,068
   Gain on Sale of Real Estate         0           0             0     325,654
                               ----------  ----------   -----------  ----------
        Total Other Income         2,088      37,569        14,865     418,722
                               ----------  ----------   -----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    343,028     237,806       987,824     968,738

Income from Discontinued Operations    0     117,529             0     214,804
                               ----------  ----------   -----------  ----------
NET INCOME                    $  343,028  $  355,335   $   987,824  $1,183,542
                               ==========  ==========   ===========  ==========
NET INCOME ALLOCATED:
   General Partners           $    3,430  $    3,553   $     9,878  $   11,835
   Limited Partners              339,598     351,782       977,946   1,171,707
                               ----------  ----------   -----------  ----------
                              $  343,028  $  355,335   $   987,824  $1,183,542
                               ==========  ==========   ===========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $    15.18  $    10.46   $     43.71  $    42.60
   Discontinued Operations             0        5.17             0        9.45
                               ----------  ----------   -----------  ----------
        Total                 $    15.18  $    15.63   $     43.71  $    52.05
                               ==========  ==========   ===========  ==========
Weighted Average
   Units Outstanding              22,371      22,513        22,371      22,513
                               ==========  ==========   ===========  ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   987,824    $ 1,183,542

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      305,077        182,681
     Gain on Sale of Real Estate                             0       (406,242)
     Decrease in Receivables                            38,760          9,906
     Decrease in Payable to
        AEI Fund Management, Inc.                      (20,289)      (161,326)
     Increase in Unearned Rent                          59,569         46,955
                                                    -----------    -----------
        Total Adjustments                              383,117       (328,026)
                                                    -----------    -----------
        Net Cash Provided By
          Operating Activities                       1,370,941        855,516
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (3,461,652)    (2,254,001)
   Proceeds from Sale of Real Estate                         0      2,038,906
                                                    -----------    -----------
        Net Cash Used For
          Investing Activities                      (3,461,652)      (215,095)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (Decrease) in Distributions Payable        2,128       (363,637)
     Distributions to Partners                      (1,272,720)    (1,272,734)
                                                    -----------    -----------
        Net Cash Used For
          Financing  Activities                     (1,270,592)    (1,636,371)
                                                    -----------    -----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                               (3,361,303)      (995,950)

CASH AND CASH EQUIVALENTS, beginning of period       4,136,251      7,506,794
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   774,948    $ 6,510,844
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2002   $ 25,541   $17,450,401  $17,475,942    22,513.29

  Distributions               (12,727)   (1,260,007)  (1,272,734)

  Net Income                   11,835     1,171,707    1,183,542
                              --------   -----------  -----------  -----------
BALANCE, September 30, 2003  $ 24,649   $17,362,101  $17,386,750    22,513.29
                              ========   ===========  ===========  ===========


BALANCE, December 31, 2003   $ 27,485   $17,642,875  $17,670,360    22,370.54

  Distributions               (12,727)   (1,259,993)  (1,272,720)

  Net Income                    9,878       977,946      987,824
                              --------   -----------  -----------  -----------
BALANCE, September 30, 2004  $ 24,636   $17,360,828  $17,385,464    22,370.54
                              ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

     During the first nine months 2004 and 2003, the Partnership distributed $6,737 and $312,755 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 and $13.75 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,984,798. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

     On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,274,191. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

     On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered into an agreement with the Partnership to assume the Lease for the property. Through September 30, 2004, the Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

     During the last four months of 2003, the Partnership sold its 18.5% interest in the Garden Ridge retail store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,973,128, which resulted in a net gain of $588,847. The total cost and related accumulated depreciation of the interests sold was $1,667,092 and $282,811, respectively. For the nine months ended September 30, 2003, the net gain was $79,804.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended       Nine Months Ended
                             9/30/04       9/30/03    9/30/04       9/30/03

Rental Income                 $     0    $ 48,116     $    0     $  166,990
Property Management Expenses        0      (1,220)         0         (4,825)
Depreciation                        0      (9,171)         0        (27,949)
Gain on Disposal of Real Estate     0      79,804          0         80,588
                               --------   --------     -------    ----------
   Income from
     Discontinued Operations  $     0    $117,529     $    0     $  214,804
                               ========   ========     =======    ==========


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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $1,467,863 and $917,801, respectively. In 2004, rental income increased due to additional rent received from six property acquisitions in 2003 and 2004 and rent increases on three properties.

       For the nine months ended September 30, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $162,459 and $183,296, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,368 and $29,757, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized interest income of $14,865 and $93,068, respectively. In 2004, interest income decreased due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        For the nine months ended September 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $325,654 from the sale of the Champps Americana restaurant in Columbus, Ohio. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered  into  an agreement with the Partnership  to  assume  the
Lease for the property. Through September 30, 2004, the Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During the last four months of 2003, the Partnership sold its 18.5% interest in the Garden Ridge retail store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,973,128, which resulted in a net gain of $588,847. The total cost and related accumulated depreciation of the interests sold was $1,667,092 and $282,811, respectively. For the nine months ended September 30, 2003, the net gain was $79,804.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Partnership's cash balances decreased $3,361,303 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners. During the nine months ended September 30, 2003, the Partnership's cash balances decreased $995,950 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $855,516 in 2003 to $1,370,941 in 2004 as the result of an increase in total rental and interest income in 2004, a decrease in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003, the Partnership generated cash flow from the sale of real estate of $2,038,906. During the nine months ended September 30, 2004 and 2003, the Partnership expended $3,461,652 and $2,254,001, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,984,798. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,274,191. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

       For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $1,272,720 and $1,272,734, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,259,993 and $1,260,007 and the General Partners received distributions of $12,727 and $12,727 for the periods, respectively.

         During the first nine months 2004 and 2003, the Partnership distributed $6,737 and $312,755 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 and $13.75 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On October 1, 2004, nine Limited Partners redeemed a total of 162.8 Partnership Units for $101,926 in accordance with the Partnership Agreement. On October 1, 2003, thirteen Limited Partners redeemed a total of 142.75 Partnership Units for $95,376. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 96 Limited Partners redeemed 1,486.71 Partnership Units for $1,213,129. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,030 and $963 in 2004 and 2003, respectively.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

        (a) During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, the Partnership did not purchase any Units.

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


Dated:  November 10, 2004     AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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