Form 10KSB
period 2004-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2005-03-30
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $1,967,490.

As of February 28, 2005, there were 22,179.742 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,179,742.

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

        The leases provide the lessees with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        During 2002, the Partnership sold its interest in the Johnny Carino's restaurant in Austin, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $506,006, which resulted in a net gain of $57,802. The total cost and related accumulated depreciation of the interests sold was $454,305 and $6,101, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On April 27, 2001, the Partnership purchased a 44% interest in a parcel of land in Utica, Michigan for $531,740. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $47,857. Effective October 23, 2001, the annual rent was increased to $57,162. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $165,550. The Partnership's share of the total purchase price, including the cost of the land was $1,511,134. The remaining interests in the property were purchased by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        On June 14, 2002, the Partnership purchased a Children's World daycare center in Mayfield Heights, Ohio for $1,407,058. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $133,623.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $506,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003, the Partnership had advanced $889,670 for the construction of the property. The Partnership charged interest on the advances at a rate of 10.0%. On January 13, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $160,000. The Partnership's share of the total acquisition costs, including the cost of land, was $1,569,884. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,105. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,276,943. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

Major Tenants

        During 2004, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 65% of total rental revenue in 2004. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2005 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2004.

                              Total Property                Annual    Annual
                     Purchase   Acquisition                 Lease    Rent Per
Property               Date       Costs         Lessee      Payment   Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                            Summit Family
 (40.1354%)           9/30/93  $  531,331 Restaurants, Inc. $ 84,462  $21.92

Red Robin Restaurant                         Red Robin
 Colorado Springs, CO 2/24/94  $2,229,190    West, Inc.     $324,902  $44.99

Red Robin Restaurant                         Red Robin
 Colorado Springs, CO 2/24/94  $1,755,441    West, Inc.     $150,000  $19.89

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                     RTM
 (1.1177%)            5/16/94  $   13,866  Georgia, Inc.    $  1,837  $40.70

Applebee's Restaurant
 Middletown, OH                             Thomas &
 (5.925%)             7/15/94  $   69,106   King, Inc.      $  9,540  $29.55

                                             Concord
Applebee's Restaurant                      Neighborhood
 McAllen, TX          12/8/94  $1,320,104  Corporation      $210,217  $39.02

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property                Annual    Annual
                     Purchase   Acquisition                 Lease    Rent Per
Property               Date       Costs         Lessee      Payment   Sq. Ft.

Children's World                              Knowledge
 Daycare Center                               Learning
 Mayfield Heights, OH 6/14/02  $1,407,058 Enterprises, Inc. $133,623  $15.69

Biaggi's Restaurant                           Biaggi's
 Ft. Wayne, IN                               Ristorante
 (50%)                 7/3/03  $1,379,346   Italiano, LLC   $122,004  $25.81

Johnny Carino's
 Restaurant                                 Kona Restaurant
 Alexandria, LA      11/13/03  $2,144,748    Group, Inc.    $200,864  $33.10

Eckerd Drug Store
 Cicero, NY                                    Eckerd
 (50%)               11/21/03  $1,586,183    Corporation    $126,257  $17.12

Champps
 Americana Restaurant                        Champps
 West Chester, OH                           Operating
 (50%)                1/13/04  $1,569,884   Corporation     $160,000  $32.21

Jared Jewelry Store
 Hanover, MD                              Sterling Jewelers
 (50%)                 2/9/04  $1,989,105       Inc.        $153,228  $52.76

Applebee's Restaurant
 Sandusky, OH
 (45%)                4/30/04  $1,276,943  Apple Ohio LLC   $ 97,254  $43.28


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Eckerd drug store is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interest in the Jared Jewelry store is owned by AEI
Income & Growth Fund XXI Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI Income & Growth Fund 24 LLC. The remaining interests in the Champps Americana restaurants in Lyndhurst and Columbus, Ohio, and Schaumburg, Illinois, the Applebee's restaurant in Middletown, Ohio and the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2006 and December 31, 2007, the Children's World daycare center and Biaggi's restaurant, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, the Champps Americana restaurants, the Applebee's restaurant in Middletown, Ohio and the Johnny Carino's restaurant, which have renewal options that may extend the Lease terms an additional 15 years and the Biaggi's restaurant, Eckerd drug store and the Applebee's restaurant in Sandusky, Ohio, which have renewal options that may extend the Lease terms an additional 20 years.

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

        Through December 31, 2004, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 1,540 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $16,970 and $16,970 were made to the General Partners and $1,679,989 and $1,680,005 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $66,221 and $463,426 of proceeds from property sales in 2004 and 2003, respectively.

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

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                           Total Number of Units  Maximum Number
                   Total Number  Average   Purchased as Part of   of Units that May Yet
                    of Units    Price Paid Publicly Announced     Be Purchased Under
Period              Purchased   per Unit   Plans or Programs      the Plans or Programs
10/1/04 to 10/31/04    162.8      $626.08     1,792.26(1)              (2)

11/1/04 to 11/30/04      --          --          --                     --

12/1/04 to 12/31/04      --          --          --                     --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

        For  the  years  ended December 31, 2004  and  2003,  the
Partnership recognized rental income from continuing operations of $1,967,490 and $1,284,843, respectively. In 2004, rental income increased due to additional rent received from six property acquisitions in 2003 and 2004 and rent increases on two properties.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the years ended December 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $223,390 and $230,888, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,166 and $25,045, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2004 and 2003, the Partnership recognized interest income of $18,092 and $130,505, respectively. In 2004, interest income decreased due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        For the year ended December 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $325,654 from the sale of the Champps Americana restaurant in Columbus, Ohio. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered  into  an agreement with the Partnership  to  assume  the
Lease   for  the  property.   Through  December  31,  2004,   the
Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2004, the Partnership's cash balances decreased $3,490,347 mainly as a result of cash used to purchase property. During the year ended December 31, 2003, the Partnership's cash balances decreased $3,370,543 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $1,049,427 in 2003 to $1,776,235 in 2004 as the result of an increase in total rental and interest income in 2004, a decrease in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2003, the Partnership generated cash flow from the sale of real estate of $3,737,657. During the years ended December 31, 2004 and 2003, the Partnership expended $3,468,711 and $6,000,588, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,105. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,276,943. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

        For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $1,696,959 and $1,696,975, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,679,989 and $1,680,005 and the General Partners received distributions of $16,970 and $16,970 for the periods, respectively.

        During 2004 and 2003, the Partnership distributed $66,889 and $468,107 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.98 and $20.63 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.
ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        During  2004, nine Limited Partners redeemed a  total  of
162.8 Partnership Units for $101,926 in accordance with the Partnership Agreement. During 2003, thirteen Limited Partners redeemed a total of 142.75 Partnership Units for $95,376. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 96 Limited Partners redeemed 1,486.71 Partnership Units for $1,213,129. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,030 and $963 in 2004 and 2003, respectively.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income
     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                     /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants


Minneapolis, Minnesota
January 26, 2005

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                   2004          2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   645,904    $ 4,136,251
  Receivables                                        5,141         43,901
                                                -----------    -----------
      Total Current Assets                         651,045      4,180,152
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,389,755      5,078,221
  Buildings and Equipment                       12,413,636      9,366,789
  Construction in Progress                               0        889,670
  Accumulated Depreciation                      (1,757,691)    (1,345,907)
                                                -----------    -----------
      Net Investments in Real Estate            17,045,700     13,988,773
                                                -----------    -----------
           Total  Assets                       $17,696,745    $18,168,925
                                                ===========    ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    75,661    $    71,212
  Distributions Payable                            413,019        410,975
  Unearned Rent                                     16,378         16,378
                                                -----------    -----------
      Total Current Liabilities                    505,058        498,565
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  22,697         27,485
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,208 and 22,371 Units outstanding in
   2004 and 2003, respectively                  17,168,990     17,642,875
                                                -----------    -----------
    Total Partners' Capital                     17,191,687     17,670,360
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $17,696,745    $18,168,925
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                  2004           2003

RENTAL INCOME                                 $ 1,967,490    $ 1,284,843

EXPENSES:
  Partnership Administration - Affiliates         223,390        230,888
  Partnership Administration and Property
     Management - Unrelated Parties                29,166         25,045
  Depreciation                                    411,784        223,467
                                               -----------    -----------
      Total Expenses                              664,340        479,400
                                               -----------    -----------

OPERATING INCOME                                1,303,150        805,443

OTHER INCOME:
  Interest Income                                  18,092        130,505
  Gain on Sale of Real Estate                           0        325,654
                                               -----------    -----------
      Total Other Income                           18,092        456,159
                                               -----------    -----------

INCOME FROM CONTINUING OPERATIONS               1,321,242      1,261,602

Income from Discontinued Operations                     0        726,130
                                               -----------    -----------
NET INCOME                                    $ 1,321,242    $ 1,987,732
                                               ===========    ===========
NET INCOME ALLOCATED:
  General Partners                            $    13,212    $    19,877
  Limited Partners                              1,308,030      1,967,855
                                               -----------    -----------
                                              $ 1,321,242    $ 1,987,732
                                               ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                       $     58.58    $     55.57
  Discontinued Operations                               0          31.98
                                               -----------    -----------
      Total                                   $     58.58    $     87.55
                                               ===========    ===========
Weighted Average Units Outstanding                 22,330         22,478
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                    2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $ 1,321,242    $ 1,987,732

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   411,784        252,762
     Gain on Sale of Real Estate                          0       (915,285)
     Decrease in Receivables                         38,760          9,662
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     4,449       (272,815)
     Decrease in Unearned Rent                            0        (12,629)
                                                 -----------    -----------
       Total Adjustments                            454,993       (938,305)
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                   1,776,235      1,049,427
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                     (3,468,711)    (6,000,588)
  Proceeds From Sale of Real Estate                       0      3,737,657
                                                 -----------    -----------
       Net Cash Used For
         Investing Activities                    (3,468,711)    (2,262,931)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable        2,044       (363,725)
  Distributions to Partners                      (1,696,959)    (1,696,975)
  Redemption Payments                              (102,956)       (96,339)
                                                 -----------    -----------
       Net Cash Used For
         Financing Activities                    (1,797,871)    (2,157,039)
                                                 -----------    -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                         (3,490,347)    (3,370,543)

CASH AND CASH EQUIVALENTS, beginning of period    4,136,251      7,506,794
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   645,904    $ 4,136,251
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners      Total    Outstanding


BALANCE, December 31, 2002  $ 25,541   $17,450,401   $17,475,942   22,513.29

  Distributions              (16,970)   (1,680,005)   (1,696,975)

  Redemption Payments           (963)      (95,376)      (96,339)    (142.75)

  Net Income                  19,877     1,967,855     1,987,732
                             --------   -----------   -----------  ----------
BALANCE, December 31, 2003    27,485    17,642,875    17,670,360   22,370.54

  Distributions              (16,970)   (1,679,989)   (1,696,959)

  Redemption Payments         (1,030)     (101,926)     (102,956)    (162.80)

  Net Income                  13,212     1,308,030     1,321,242
                             --------   -----------   -----------  ----------
BALANCE, December 31, 2004  $ 22,697   $17,168,990   $17,191,687   22,207.74
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2004  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 44% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership, and an unrelated third party. The Partnership owns a 50% interest in a Biaggi's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 50% interest in an Eckerd drug store. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership. The Partnership owns a 45% interest in an Applebee's restaurant in Sandusky, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

     The Partnership owned an 18.5% interest in a Garden Ridge retail store. AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003 and January 2004.



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2004           2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 223,390      $ 230,888
                                                ========       ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  29,166      $  29,870
                                                ========       ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or lessees in the amount of $5,875
  and $20,923 for 2004 and 2003, respectively. $  45,685      $  59,049
                                                ========       ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $       0      $  74,792
                                                ========       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Red Robin restaurants, which have Lease Agreements that expire on November 30, 2006 and December 31, 2007, the Children's World daycare center and Biaggi's restaurant, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Children's World daycare center, the Champps Americana restaurants, the Applebee's restaurant in Middletown, Ohio and the Johnny Carino's restaurant, which have renewal options that may extend the Lease term an additional 15 years, and the Biaggi's restaurant, the Eckerd drug store and the Applebee's restaurant in Sandusky, Ohio, which have renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. The lessee of the Johnny Carino's restaurant was granted an option to purchase the property for a price equal to the Partnership's acquisition cost plus a specified percentage. Effective September 15, 2004, the parties agreed to delete this option from the Lease.

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Champps Americana restaurant in Lyndhurst, Ohio was constructed and acquired in 1996. The Champps Americana restaurant in Schaumburg, Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Children's World daycare center was constructed in 1999 and acquired in 2002. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant was completed in 2004. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Eckerd drug store and Johnny Carino's restaurant were constructed and acquired in 2003. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The remaining properties were constructed and acquired in 1994. There have been no costs capitalized as improvements subsequent to the acquisitions.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2004 are as follows:

                                   Buildings and              Accumulated
Property                    Land     Equipment      Total     Depreciation

HomeTown Buffet,
 Albuquerque, NM       $  241,960  $   289,371  $   531,331   $  108,515
Red Robin,
 Colorado Springs, CO     905,980    1,323,210    2,229,190      479,664
Red Robin,
 Colorado Springs, CO     721,168    1,034,273    1,755,441      374,925
Arby's/Mrs. Winner's,
 Smyrna, GA                 5,775        8,091       13,866        2,940
Applebee's, Middletown, OH 20,844       48,262       69,106       19,469
Applebee's, McAllen, TX   463,553      856,551    1,320,104      333,088
Champps Americana,
 Lyndhurst, OH              1,024        2,477        3,501          735
Champps Americana,
 Schaumburg, IL             3,026        4,095        7,121        1,009
Champps Americana,
 Columbus, OH               2,924        6,406        9,330        1,265
Champps Americana,
 Utica, MI                543,318      967,816    1,511,134       96,905
Children's World,
 Mayfield Heights, OH     289,266    1,117,792    1,407,058       94,702
Biaggi's, Ft. Wayne, IN   503,204      876,142    1,379,346       43,807
Johnny Carino's,
 Alexandria, LA           549,668    1,595,080    2,144,748       67,060
Eckerd, Cicero, NY        348,960    1,237,223    1,586,183       46,396
Champps Americana,
 West Chester, OH         515,637    1,054,247    1,569,884       35,097
Jared Jewelry,Hanover, MD 861,052    1,128,053    1,989,105       32,902
Applebee's, Sandusky, OH  412,396      864,547    1,276,943       19,212
                        ----------  -----------  -----------   ----------
                       $6,389,755  $12,413,636  $18,803,391   $1,757,691
                        ==========  ===========  ===========   ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

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

     During 2004 and 2003, the Partnership distributed $66,889 and $468,107 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.98 and $20.63 per
     Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,105. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228.

     On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,276,943. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $97,254.

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet restaurant, a 1.1177% interest in an Arby's/Mrs. Winner's restaurant, and a 5.925% interest in an Applebee's restaurant in Middletown, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005            $ 1,944,118
                       2006              1,944,592
                       2007              1,841,907
                       2008              1,523,789
                       2009              1,538,551
                       Thereafter       15,928,227
                                        -----------
                                       $24,721,184
                                        ===========

     There were no contingent rents recognized in 2004 and 2003.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   2004        2003
      Tenants                     Industry

     Red Robin West, Inc.        Restaurant   $  554,378   $  538,151
     Champps Americana Group     Restaurant      324,313      224,487
     Concord Neighborhood
        Corporation              Restaurant      210,217      192,283
     Kona Restaurant Group, Inc. Restaurant      199,041          N/A
     Garden Ridge L.P.           Restaurant          N/A      147,978
                                               ----------   ----------
     Aggregate rent revenue of major tenants  $1,287,949   $1,102,899
                                               ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               65%          76%
                                               ==========   ==========

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     On June 3, 2003, Concord Neighborhood Corporation, an unrelated third party, assumed the operations of the Applebee's restaurant in McAllen, Texas from the reorganized debtor and entered into an agreement with the Partnership to assume the Lease for the property. Through December 31, 2004, the Partnership had received all rent due on this property. The financial results of this property are reflected in Continuing Operations.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                               2004         2003

     Rental Income                          $       0   $ 170,619
     Property Management Expenses                   0      (4,825)
     Depreciation                                   0     (29,295)
     Gain on Disposal of Real Estate                0     589,631
                                             ---------   ---------
       Income from Discontinued Operations  $       0   $ 726,130
                                             =========   =========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Partners' Capital -

     Cash distributions of $16,970 and $16,970 were made to the General Partners and $1,679,989 and $1,680,005 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $75.23 and $74.74 per Limited Partnership Unit outstanding using 22,330 and 22,478 weighted average Units in 2004 and 2003, respectively. The distributions represent $53.99 and $74.74 per Unit of Net Income and $21.24 and $-0-per Unit of return of capital in 2004 and 2003, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $66,221 and $463,426 of proceeds from property sales in 2004 and 2003, respectively.

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

     During 2004, nine Limited Partners redeemed a total of 162.8 Partnership Units for $101,926 in accordance with the Partnership Agreement. During 2003, thirteen Limited Partners redeemed a total of 142.75 Partnership Units for
     $95,376. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,030 and $963 in 2004 and 2003, respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,080.70 per original $1,000 invested.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2004         2003
     Net Income for Financial
      Reporting Purposes                  $1,321,242   $1,987,732

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      50,930       33,892

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                           0      (12,629)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes                 0     (517,795)
                                           ----------   ----------
           Taxable Income to Partners     $1,372,172   $1,491,200
                                           ==========   ==========

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                             2004            2003

     Partners' Capital for
      Financial Reporting Purposes        $17,191,687     $17,670,360

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                      327,767         276,837

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                       16,378          16,377

     Syndication Costs Treated as
      Reduction of Capital
      for Financial Reporting Purposes      3,271,273       3,271,273
                                           -----------     -----------
           Partners' Capital for
              Tax Reporting Purposes      $20,807,105     $21,234,847
                                           ===========     ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       2004                    2003
                              Carrying       Fair     Carrying     Fair
                               Amount        Value     Amount      Value

     Money Market Funds      $ 645,904    $ 645,904   $4,136,251  $4,136,251
                              ---------    ---------   ----------  ----------
          Total Cash and
            Cash Equivalents $ 645,904    $ 645,904   $4,136,251  $4,136,251
                              =========    =========   ==========  ==========

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2004, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

Person or Entity                                    Amount Incurred From
 Receiving                 Form and Method      Inception (September 2, 1992)
Compensation               of Compensation          To December 31, 2004

AEI Securities, Inc.  Selling Commissions equal to 8%     $2,398,039
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other     $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all       $  803,160
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all       $2,879,545
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

General Partners      1% of Net Cash Flow in any fiscal   $  181,019
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds $   26,250
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per annum,
                      cumulative but not compounded, to the
                      extent  not   previously distributed.
                      10%  of  distributions of Net Proceeds
                      of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS.

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

ITEM 13.  EXHIBITS.  (Continued)

                           Description

10.11 First Amendment to Net Lease Agreement dated April
      16, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Americana Dining Corporation relating to the Property at 3993 Morse Crossing, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 7, 1999).

10.12 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed May 10, 2001).

10.13 First  Amendment  to  Net  Lease  Agreement  dated
      February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan. (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed March 8, 2002).

10.14 Net  Lease Agreement dated June 14,  2002  between
      the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit
      10.2 of Form 10-QSB filed August 6, 2002).

10.15 Net Lease Agreement dated December 6, 2002 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit 10.31 of Form 10-KSB filed March 25, 2003).

10.16 Purchase Agreement dated March 26, 2003 between the Partnership and George Bonas relating to the Property at 2960 Boca Chica Boulevard, Brownsville, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12,
      2003).

10.17 Assignment of Purchase Agreement  dated  June  16,
      2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8, 2003).

10.18 Assignment and Assumption of Lease dated  July  3,
      2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8, 2003).

10.19 Assignment  of  Purchase and  Sale  Agreement  and
      First Amendment to Purchase and Sale Agreement dated October 24, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 11, 2003).

10.20 Purchase Agreement dated November 13, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 3213 MacArthur Drive, Alexandria, Louisiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 18, 2003).

10.21 Net  Lease  Agreement  dated  November  13,   2003
      between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 3213 MacArthur Drive, Alexandria, Louisiana (incorporated by reference to Exhibit
      10.2 of Form 8-K filed November 18, 2003).

10.22 Assignment and Assumption of Lease dated  November
      21, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Route 31 & Thompson Road Development, LLC relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to Exhibit
      10.29 of Form 10-KSB filed March 19, 2004).


ITEM 13.  EXHIBITS.  (Continued)

                           Description

10.23 Assignment of Purchase Agreement dated January  2,
      2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Fund Management, Inc. relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2004).

10.24 First  Amendment  to  Net  Lease  Agreement  dated
      January  13,  2004  between  the Partnership,  AEI  Income  &
      Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to
      Exhibit 10.31 of Form 10-KSB filed March 19, 2004).

10.25 Assignment and Assumption of Lease dated  February
      9, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

10.26 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

10.27 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan
      Road,  Sandusky, Ohio (incorporated by reference  to  Exhibit
      10.2 of Form 10-QSB filed May 11, 2004).

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

   32 Certification  of Chief Executive Officer  and  Chief
      Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                            $ 11,745   $ 11,359
     Audit-Related Fees                         498        500
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                            --------   --------
          Total Fees                       $ 12,243   $ 11,859
                                            ========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                            AEI NET LEASE INCOME & GROWTH FUND XX
                            Limited Partnership
                            By:    AEI Fund Management XX, Inc.
                               Its Managing General Partner


March 18, 2005              By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                            Title                      Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 18, 2005
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer    March 18, 2005
    Patrick W.Keene   (Principal Accounting Officer)