Form 10QSB
period 2005-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2005-05-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                      2005         2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   652,936   $   645,904
  Receivables                                          5,141         5,141
                                                  -----------   -----------
      Total Current Assets                           658,077       651,045
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,389,755     6,389,755
  Buildings and Equipment                         12,413,636    12,413,636
  Accumulated  Depreciation                       (1,862,868)   (1,757,691)
                                                  -----------   -----------
      Net Investments in Real Estate              16,940,523    17,045,700
                                                  -----------   -----------
           Total  Assets                         $17,598,600   $17,696,745
                                                  ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    61,514   $    75,661
  Distributions Payable                              413,019       413,019
  Unearned Rent                                       41,077        16,378
                                                  -----------   -----------
      Total Current Liabilities                      515,610       505,058
                                                  -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                    21,609        22,697
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,208 Units outstanding                       17,061,381    17,168,990
                                                  -----------   -----------
      Total Partners' Capital                     17,082,990    17,191,687
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $17,598,600   $17,696,745
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005          2004

RENTAL INCOME                                     $   486,522    $   462,596

EXPENSES:
   Partnership Administration  -  Affiliates           58,492         53,165
   Partnership Administration and Property
      Management - Unrelated Parties                   10,993         12,549
   Depreciation                                       105,177         93,579
                                                   -----------    -----------
        Total Expenses                                174,662        159,293
                                                   -----------    -----------

OPERATING INCOME                                      311,860        303,303

OTHER INCOME:
  Interest Income                                       3,682          9,982
                                                   -----------    -----------
NET INCOME                                        $   315,542    $   313,285
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     3,155    $     3,133
   Limited Partners                                   312,387        310,152
                                                   -----------    -----------
                                                  $   315,542    $   313,285
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT           $     14.07    $     13.86
                                                   ===========    ===========

Weighted Average Units Outstanding                     22,208         22,371
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   315,542   $   313,285

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      105,177        93,579
     Decrease in Receivables                                 0        38,760
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (14,147)        7,905
     Increase in Unearned Rent                          24,699        76,937
                                                    -----------   -----------
        Total Adjustments                              115,729       217,181
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       431,271       530,466
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (2,184,491)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                          (424,239)     (424,240)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                             7,032    (2,078,265)

CASH AND CASH EQUIVALENTS, beginning of  period        645,904     4,136,251
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   652,936   $ 2,057,986
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 27,485    $17,642,875  $17,670,360   22,370.54

  Distributions               (4,242)      (419,998)    (424,240)

  Net Income                   3,133        310,152      313,285
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2004     $ 26,376    $17,533,029  $17,559,405   22,370.54
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2004  $ 22,697    $17,168,990  $17,191,687   22,207.74

  Distributions               (4,243)      (419,996)    (424,239)

  Net Income                   3,155        312,387      315,542
                             --------    -----------  -----------  ----------
BALANCE, March 31, 2005     $ 21,609    $17,061,381  $17,082,990   22,207.74
                             ========    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Partnership recognized rental income of $486,522 and $462,596, respectively. In 2005, rental income increased due to additional rent received from three property acquisitions in 2004 and rent increases on two properties.

        For the three months ended March 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $58,492 and $53,165, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,993 and $12,549, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2005 and 2004, the Partnership recognized interest income of $3,682 and $9,982, respectively. In 2005, interest income decreased mainly due to the Partnership having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the three months ended March 31, 2005 and 2004, the Partnership did not have any discontinued operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Partnership's cash balances increased $7,032 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2004, the Partnership's cash balances decreased $2,078,265 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $530,466 in 2004 to $431,271 in 2005 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses and an increase in Partnership administration and property management expenses in 2005, which were partially offset by an increase in total rental and interest income in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004, the Partnership expended $2,184,491 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003.

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

        For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $424,239 and $424,240, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $419,996 and $419,998 and the General Partners received distributions of $4,243 and $4,242 for the periods, respectively.

        During the first three months of 2004, the Partnership distributed $6,737 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 per Limited Partnership Unit.

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

        During  2004, nine Limited Partners redeemed a  total  of
162.8 Partnership Units for $101,926 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 109 Limited Partners redeemed 1,629.46 Partnership Units for $1,308,505. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,030 in 2004.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

       (b) Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS  (Continued)

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


Dated:  May 6, 2005           AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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