Form 10QSB
period 2005-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2005-08-12
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

          Statements for the Periods ended June 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                      2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   687,966     $   645,904
  Receivables                                              0           5,141
                                                  -----------     -----------
      Total Current Assets                           687,966         651,045
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,389,755       6,389,755
  Buildings and Equipment                         12,413,636      12,413,636
  Accumulated Depreciation                        (1,968,045)     (1,757,691)
                                                  -----------     -----------
      Net Investments in Real Estate              16,835,346      17,045,700
                                                  -----------     -----------
           Total  Assets                         $17,523,312     $17,696,745
                                                  ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    41,896     $    75,661
  Distributions Payable                              413,334         413,019
  Unearned Rent                                       98,484          16,378
                                                  -----------     -----------
      Total Current Liabilities                      553,714         505,058
                                                  -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                    20,476          22,697
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,208 Units outstanding                       16,949,122      17,168,990
                                                  -----------     -----------
    Total Partners' Capital                       16,969,598      17,191,687
                                                  -----------     -----------
      Total Liabilities and Partners' Capital    $17,523,312     $17,696,745
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended        Six Months Ended
                                6/30/05      6/30/04      6/30/05     6/30/04

RENTAL INCOME                  $ 488,567   $ 498,581    $ 975,089   $ 961,177

EXPENSES:
   Partnership Administration -
     Affiliates                   64,461      56,505      122,953     109,670
   Partnership Administration
     and Property Management -
     Unrelated Parties            12,236       8,764       23,229      21,313
   Depreciation                  105,177     104,596      210,354     198,175
                                ---------   ---------    ---------   ---------
        Total Expenses           181,874     169,865      356,536     329,158
                                ---------   ---------    ---------   ---------

OPERATING INCOME                 306,693     328,716      618,553     632,019

OTHER INCOME:
   Interest Income                 4,153       2,795        7,835      12,777
                                ---------   ---------    ---------   ---------
NET INCOME                     $ 310,846   $ 331,511    $ 626,388   $ 644,796
                                =========   =========    =========   =========
NET INCOME ALLOCATED:
   General Partners            $   3,109   $   3,315    $   6,264   $   6,448
   Limited Partners              307,737     328,196      620,124     638,348
                                ---------   ---------    ---------   ---------
                               $ 310,846   $ 331,511    $ 626,388   $ 644,796
                                =========   =========    =========   =========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT            $   13.86   $   14.67    $   27.92   $   28.53
                                =========   =========    =========   =========
Weighted Average Units
  Outstanding                     22,208      22,371       22,208      22,371
                                =========   =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   626,388    $   644,796

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     210,354        198,175
     Decrease in Receivables                            5,141         28,111
     Decrease in Payable to
        AEI Fund Management, Inc.                     (33,765)       (71,212)
     Increase in Unearned Rent                         82,106         58,730
                                                   -----------    -----------
        Total Adjustments                             263,836        213,804
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       890,224        858,600
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0     (3,458,601)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      315          2,127
   Distributions to Partners                         (848,477)      (848,480)
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                      (848,162)      (846,353)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                42,062     (3,446,354)

CASH AND CASH EQUIVALENTS, beginning of period        645,904      4,136,251
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   687,966    $   689,897
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 27,485   $17,642,875  $17,670,360   22,370.54

  Distributions               (8,485)     (839,995)    (848,480)

  Net Income                   6,448       638,348      644,796
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2004      $ 25,448   $17,441,228  $17,466,676   22,370.54
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2004  $ 22,697   $17,168,990  $17,191,687   22,207.74

  Distributions               (8,485)     (839,992)    (848,477)

  Net Income                   6,264       620,124      626,388
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2005      $ 20,476   $16,949,122  $16,969,598   22,207.74
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Partnership recognized rental income of $975,089 and $961,177, respectively. In 2005, rental income increased due to additional rent received from three property acquisitions in 2004 and rent increases on two properties, which were partially offset by a reduction in rent for one property. In exchange for the lessee's agreement to extend the term of the lease on the property, the Partnership agreed to reduce the rent to a level that reflects market conditions in the area.

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership incurred Partnership administration expenses from affiliated parties of $122,953 and $109,670, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,229 and $21,313, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2005 and 2004, the Partnership recognized interest income of $7,835 and $12,777, respectively. In 2005, interest income decreased mainly due to the Partnership having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005 and 2004, the Partnership did not have any discontinued operations.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 2005, the Partnership's cash balances increased $42,062 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the six months ended June 30, 2004, the Partnership's cash balances decreased $3,446,354 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities increased from $858,600 in 2004 to $890,224 in 2005 as the result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004, the Partnership expended $3,458,601 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        For the six months ended June 30, 2005 and 2004, the Partnership declared distributions of $848,477 and $848,480, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $839,992 and $839,995 and the General Partners received distributions of $8,485 and $8,485 for the periods, respectively.

        During the first six months of 2004, the Partnership distributed $6,737 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.30 per Limited Partnership Unit.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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


Dated:  August 5, 2005        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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