Form 10QSB
period 2005-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2005-11-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                  2005            2004
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,360,018     $   645,904
  Receivables                                           0           5,141
                                               -----------     -----------
      Total Current Assets                      1,360,018         651,045
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          6,040,795       6,389,755
  Buildings and Equipment                      11,176,413      12,413,636
  Accumulated Depreciation                     (1,995,896)     (1,757,691)
                                               -----------     -----------
                                               15,221,312      17,045,700
  Real Estate Held for Sale                     1,010,135               0
                                               -----------     -----------
      Net Investments in Real Estate           16,231,447      17,045,700
                                               -----------     -----------
           Total  Assets                      $17,591,465     $17,696,745
                                               ===========     ===========

                            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    73,838     $    75,661
  Distributions Payable                           413,492         413,019
  Unearned Rent                                    87,696          16,378
                                               -----------     -----------
      Total Current Liabilities                   575,026         505,058
                                               -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                 20,945          22,697
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,208 Units outstanding                    16,995,494      17,168,990
                                               -----------     -----------
      Total Partners' Capital                  17,016,439      17,191,687
                                               -----------     -----------
       Total Liabilities and Partners'Capital $17,591,465     $17,696,745
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended       Nine Months Ended
                              9/30/05      9/30/04     9/30/05      9/30/04

RENTAL INCOME                $ 457,011  $ 475,122    $1,368,972   $1,373,170

EXPENSES:
   Partnership Administration -
     Affiliates                 68,828     52,789       191,781      162,459
   Partnership Administration
     and Property Management -
     Unrelated Parties           4,305      5,729        27,137       23,615
   Depreciation                 94,867     96,592       284,601      274,147
                              ---------  ---------    ----------   ----------
     Total Expenses            168,000    155,110       503,519      460,221
                              ---------  ---------    ----------   ----------

OPERATING INCOME               289,011    320,012       865,453      912,949

OTHER INCOME:
   Interest Income               6,599      2,088        14,434       14,865
                              ---------  ---------    ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  295,610    322,100       879,887      927,814

Income from Discontinued
  Operations                   175,469     20,928       217,580       60,010
                              ---------  ---------    ----------   ----------
NET INCOME                   $ 471,079  $ 343,028    $1,097,467   $  987,824
                              =========  =========    ==========   ==========
NET INCOME ALLOCATED:
   General Partners          $   4,711  $   3,430    $   10,975   $    9,878
   Limited Partners            466,368    339,598     1,086,492      977,946
                              ---------  ---------    ----------   ----------
                             $ 471,079  $ 343,028    $1,097,467   $  987,824
                              =========  =========    ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $   13.18  $   14.25    $    39.22   $    41.06
   Discontinued Operations        7.82        .93          9.70         2.65
                              ---------  ---------    ----------   ----------
        Total                $   21.00  $   15.18    $    48.92   $    43.71
                              =========  =========    ==========   ==========
Weighted Average Units
  Outstanding                   22,208     22,371        22,208       22,371
                              =========  =========    ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $ 1,097,467   $   987,824

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      314,682       305,077
     Gain on Sale of Real Estate                      (156,048)            0
     Decrease in Receivables                             5,141        38,760
     Decrease in Payable to
        AEI Fund Management, Inc.                       (1,823)      (20,289)
     Increase in Unearned Rent                          71,318        59,569
                                                    -----------   -----------
        Total Adjustments                              233,270       383,117
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                      1,330,737     1,370,941
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (3,461,652)
   Proceeds from Sale of Real Estate                   655,619             0
                                                    -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                        655,619    (3,461,652)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       473         2,128
   Distributions to Partners                        (1,272,715)   (1,272,720)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,272,242)   (1,270,592)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                714,114    (3,361,303)

CASH AND CASH EQUIVALENTS, beginning of period         645,904     4,136,251
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,360,018   $   774,948
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2003  $ 27,485    $17,642,875  $17,670,360   22,370.54

  Distributions              (12,727)    (1,259,993)  (1,272,720)

  Net Income                   9,878        977,946      987,824
                             --------    -----------  -----------  ----------
BALANCE, September 30, 2004 $ 24,636    $17,360,828  $17,385,464   22,370.54
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2004  $ 22,697    $17,168,990  $17,191,687   22,207.74

  Distributions              (12,727)    (1,259,988)  (1,272,715)

  Net Income                  10,975      1,086,492    1,097,467
                             --------    -----------  -----------  ----------
BALANCE, September 30, 2005 $ 20,945    $16,995,494  $17,016,439   22,207.74
                             ========    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     During the third quarter of 2005, the Partnership sold 16.5265% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $655,619, which resulted in a net gain of $156,048. The cost and related accumulated depreciation of the interests sold was $524,281 and $24,710, respectively. The Partnership is attempting to sell its remaining 33.4735% interest in the property. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,010,135.

     During the first nine months 2005 and 2004, the Partnership distributed $16,614 and $6,737 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.74 and $0.30 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended       Nine Months Ended
                              9/30/05      9/30/04     9/30/05     9/30/04

Rental Income                $  28,906   $  31,564   $  92,034   $  94,693
Property Management Expenses       (24)       (326)       (421)     (3,753)
Depreciation                    (9,461)    (10,310)    (30,081)    (30,930)
Gain on Disposal of
  Real Estate                  156,048           0     156,048           0
                              ---------   ---------   ---------   ---------
   Income from Discontinued
     Operations              $ 175,469   $  20,928   $ 217,580   $  60,010
                              =========   =========   =========   =========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $1,368,972 and $1,373,170, respectively. In 2005, rental income decreased due to a reduction in rent for one property. In exchange for the lessee's agreement to extend the term of the lease on the property, the Partnership agreed to reduce the rent to a level that reflects market conditions in the area. This decrease was partially offset by additional rent received from three properties acquired in 2004 and rent increases on two properties.

       For the nine months ended September 30, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $191,781 and $162,459, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,137 and $23,615, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized interest income of $14,434 and $14,865, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $217,580, representing rental income less property management expenses and depreciation of $61,532 and gain on disposal of real estate of $156,048. For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $60,010, representing rental income less property management expenses and depreciation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During the third quarter of 2005, the Partnership sold 16.5265% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $655,619, which resulted in a net gain of $156,048. The cost and related accumulated depreciation of the interests sold was $524,281 and $24,710, respectively. The Partnership is attempting to sell its remaining 33.4735% interest in the property. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,010,135.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Partnership's cash balances increased $714,114 as a result of cash generated from the sale of a property and cash generated from operating activities in excess of distributions paid to the Partners. During the nine months ended September 30, 2004, the Partnership's cash balances decreased $3,361,303 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $1,370,941 in 2004 to $1,330,737 in 2005 as the result of a decrease in total rental and interest income in 2005, an increase in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004, the Partnership expended $3,461,652 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003. During the nine months ended September 30, 2005, the Partnership generated cash flow from the sale of real estate of $655,619.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

       For the nine months ended September 30, 2005 and 2004, the Partnership declared distributions of $1,272,715 and $1,272,720, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,259,988 and $1,259,993 and the General Partners received distributions of $12,727 and $12,727 for the periods, respectively.

         During the first nine months 2005 and 2004, the Partnership distributed $16,614 and $6,737 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.74 and $0.30 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2005, two Limited Partners redeemed a total of 60 Partnership Units for $34,489 in accordance with the Partnership Agreement. On October 1, 2004, nine Limited Partners redeemed a total of 162.8 Partnership Units for $101,926. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 109 Limited Partners redeemed 1,629.46 Partnership Units for $1,308,505. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $348 and $1,030 in 2005 and 2004, respectively.

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


Dated:  November 4, 2004      AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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