Form 10KSB
period 2005-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2006-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Units
                           (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).    Yes   No [X]

The Issuer's revenues for the year ended December 31, 2005 were $1,828,052.

As of February 28, 2006, there were 22,119.742 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,119,742.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will commence liquidation through the sale of its remaining properties twelve to fifteen years after its formation, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Property Activity

        On January 1, 2003, the Partnership owned 22.8435% of the Champps Americana restaurant in Columbus, Ohio. During the first quarter of 2003, the Partnership sold 22.5729% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,034,237, which resulted in a net gain of $325,654. The cost and related accumulated depreciation of the interests sold was $778,366 and $69,783, respectively.

         On April 17, 2003, the Partnership sold a vacant Applebee's restaurant in Brownsville, Texas to an unrelated third party. The Partnership received net sale proceeds of $730,292, which resulted in a net gain of $784. At the time of sale, the cost and related accumulated depreciation was $963,367 and $233,859, respectively.

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

        On November 13, 2003, the Partnership purchased a Johnny Carino's restaurant in Alexandria, Louisiana for $2,144,748. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $202,872.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        During the last six months of 2005, the Partnership sold 34.4624% of the Eckerd drug store in Cicero, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,354,440, which resulted in a net gain of $313,616. The cost and related accumulated depreciation of the interests sold was $1,093,273 and $52,449, respectively. The Partnership is attempting to sell its remaining 15.5376% interest in the property. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $468,882.

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

       Subsequent to December 31, 2005, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for approximately $1,214,800. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2005, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 63% of total rental revenue in 2005. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2006 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2005.

                              Total Property                Annual    Annual
                     Purchase  Acquisition                  Lease     Rent Per
Property               Date      Costs      Tenant          Payment   Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                            Summit Family
 (40.1354%)           9/30/93  $  531,331  Restaurants, Inc. $ 92,064  $23.89

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

Champps
 Americana Restaurant                        Champps
 Lyndhurst, OH                              Operating
 (.12905%)            4/10/96  $    3,501  Corporation       $    456  $43.27

Champps
 Americana Restaurant                        Champps
 Schaumburg, IL                             Operating
 (.1572%)            12/31/97  $    7,121  Corporation       $    853  $48.63

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property                Annual    Annual
                     Purchase  Acquisition                  Lease     Rent Per
Property               Date      Costs      Tenant          Payment   Sq. Ft.

Champps
 Americana Restaurant                        Champps
 Columbus, OH                               Operating
 (.2706%)             4/16/99  $    9,330  Corporation       $  1,089  $36.71

Champps
 Americana Restaurant                        Champps
 Utica, MI                                  Operating
 (44.0%)              2/12/02  $1,511,134  Corporation       $177,718  $47.05

Children's World                           KinderCare
 Daycare Center                             Learning
 Mayfield Heights, OH 6/14/02  $1,407,058 Centers, Inc.      $133,623  $15.69

Biaggi's Restaurant                         Biaggi's
 Ft. Wayne, IN                             Ristorante
 (50%)                 7/3/03  $1,379,346 Italiano, LLC      $122,004  $25.81

Johnny Carino's
 Restaurant                               Kona Restaurant
 Alexandria, LA      11/13/03  $2,144,748   Group, Inc.      $202,872  $33.43

Eckerd Drug Store
 Cicero, NY                                  Eckerd
 (15.5376%)          11/21/03  $  492,910  Corporation       $ 39,235  $17.12

Champps
 Americana Restaurant                        Champps
 West Chester, OH                           Operating
 (50%)                1/13/04  $1,569,884  Corporation       $160,000  $32.21

Jared Jewelry Store
 Hanover, MD                                Sterling
 (50%)                 2/9/04  $1,989,105 Jewelers Inc.      $153,228  $52.76

Applebee's Restaurant
 Sandusky, OH
 (45%)                4/30/04  $1,276,943 Apple Ohio LLC     $ 97,254  $43.28


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XIX Limited
Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interest in the Jared Jewelry store is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI Income & Growth Fund 24 LLC. The remaining interests in the Champps Americana restaurants in Lyndhurst and Columbus, Ohio, and Schaumburg, Illinois, the Applebee's restaurant in Middletown, Ohio, the HomeTown Buffet and Arby's/Mrs. Winner's restaurants and the Eckerd drug store are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years, except for the Biaggi's restaurant, which had a remaining primary Lease term of 13 years and the Red Robin restaurants, which have Leases that expire on November 30, 2006 and December 31, 2007. Most of the Leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        Through December 31, 2005, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 1,546 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $16,970 and $16,970 were made to the General Partners and $1,679,986 and $1,679,989 were made to the Limited Partners in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As  part  of the Limited Partner distributions  discussed
above,  the  Partnership  distributed  $35,098  and  $66,221   of
proceeds from property sales in 2005 and 2004, respectively.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                                              Maximum Number
                                        Total Number of Units of Units that
                Total Number   Average  Purchased as Part of  May Yet Be
                  of Units   Price Paid Publicly Announced    Purchased Under
   Period        Purchased    per Unit  Plans or Programs the Plans or Programs

10/1/05 to 10/31/05   60      $574.82      1,852.26(1)            (2)

11/1/05 to 11/30/05   --           --            --                --

12/1/05 to 12/31/05   --           --            --                --

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

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For  the  years  ended December 31, 2005  and  2004,  the
Partnership recognized rental income from continuing operations of $1,828,052 and $1,841,233 respectively. In 2005, rental income decreased due to a reduction in rent for one property. In exchange for the tenant's agreement to extend the term of the lease on the property, the Partnership agreed to reduce the rent to a level that reflects market conditions in the area. This decrease was partially offset by additional rent received from three properties acquired in 2004 and rent increases on three properties.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the years ended December 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $245,853 and $223,390, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,815 and $24,447, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2005 and 2004, the Partnership recognized interest income of $28,529 and $18,092, respectively. In 2005, interest income increased due to higher money market interest rates.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $396,962, representing rental income less property management expenses and depreciation of $83,346 and gain on disposal of real estate of $313,616. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $80,297, representing rental income less property management expenses and depreciation.

        During the last six months of 2005, the Partnership sold 34.4624% of the Eckerd drug store in Cicero, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,354,440, which resulted in a net gain of $313,616. The cost and related accumulated depreciation of the interests sold was $1,093,273 and $52,449, respectively. The Partnership is attempting to sell its remaining 15.5376% interest in the property. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $468,882.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2005, the Partnership's cash balances increased $1,329,614 mainly as a result of cash generated from the sale of a property. During the year ended December 31, 2004, the Partnership's cash balances decreased $3,490,347 mainly as a result of cash used to purchase property.

        Net cash provided by operating activities decreased from $1,776,235 in 2004 to $1,706,363 in 2005 as the result of a decrease in total rental and interest income in 2005, an increase in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2004, the Partnership expended $3,468,711 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003. During the year ended December 31, 2005, the Partnership generated cash flow from the sale of real estate of $1,354,440.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       Subsequent to December 31, 2005, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for approximately $1,214,800. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

        For the years ended December 31, 2005 and 2004, the Partnership declared distributions of $1,696,956 and $1,696,959, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,679,986 and $1,679,989 and the General Partners received distributions of $16,970 and $16,970 for the periods, respectively.

        During 2005 and 2004, the Partnership distributed $35,453 and $66,889 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.58 and $2.98 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2005, two Limited Partners redeemed a total of 60 Partnership Units for $34,489 in accordance with the Partnership Agreement. During 2004, nine Limited Partners redeemed a total of 162.8 Partnership Units for $101,926. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 109 Limited Partners redeemed 1,629.46 Partnership Units for $1,308,505. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $348 and $1,030 in 2005 and 2004, respectively.

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






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                    2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,975,518   $   645,904
  Receivables                                             0         5,141
                                                 -----------   -----------
      Total Current Assets                        1,975,518       651,045
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,040,795     6,389,755
  Buildings and Equipment                        11,176,413    12,413,636
  Accumulated Depreciation                       (2,090,765)   (1,757,691)
                                                 -----------   -----------
                                                 15,126,443    17,045,700
  Real Estate Held for Sale                         468,882             0
                                                 -----------   -----------
      Net Investments in Real Estate             15,595,325    17,045,700
                                                 -----------   -----------
           Total  Assets                        $17,570,843   $17,696,745
                                                 ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    69,408   $    75,661
  Distributions Payable                             413,623       413,019
  Unearned Rent                                      27,513        16,378
                                                 -----------   -----------
      Total Current Liabilities                     510,544       505,058
                                                 -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                   21,383        22,697
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,148 and 22,208 Units outstanding in
   2005 and 2004, respectively                   17,038,916    17,168,990
                                                 -----------   -----------
      Total Partners' Capital                    17,060,299    17,191,687
                                                 -----------   -----------
        Total Liabilities and Partners' Capital $17,570,843   $17,696,745
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2005        2004

RENTAL INCOME                                   $ 1,828,052   $ 1,841,233

EXPENSES:
  Partnership Administration - Affiliates           245,853       223,390
  Partnership Administration and Property
     Management - Unrelated Parties                  27,815        24,447
  Depreciation                                      379,470       370,543
                                                 -----------   -----------
      Total Expenses                                653,138       618,380
                                                 -----------   -----------

OPERATING INCOME                                  1,174,914     1,222,853

OTHER INCOME:
  Interest Income                                    28,529        18,092
                                                 -----------   -----------

INCOME FROM CONTINUING OPERATIONS                 1,203,443     1,240,945

Income from Discontinued Operations                 396,962        80,297
                                                 -----------   -----------
NET INCOME                                      $ 1,600,405   $ 1,321,242
                                                 ===========   ===========
NET INCOME ALLOCATED:
  General Partners                              $    16,004   $    13,212
  Limited Partners                                1,584,401     1,308,030
                                                 -----------   -----------
                                                $ 1,600,405   $ 1,321,242
                                                 ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     53.68   $     55.02
  Discontinued Operations                             17.71          3.56
                                                 -----------   -----------
      Total                                     $     71.39   $     58.58
                                                 ===========   ===========
Weighted Average Units Outstanding                   22,193        22,330
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                    2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $ 1,600,405   $ 1,321,242

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   409,551       411,784
     Gain on Sale of Real Estate                   (313,616)            0
     Decrease in Receivables                          5,141        38,760
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (6,253)        4,449
     Increase in Unearned Rent                       11,135             0
                                                 -----------   -----------
       Total Adjustments                            105,958       454,993
                                                 -----------   -----------
       Net Cash Provided By
           Operating Activities                   1,706,363     1,776,235
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0    (3,468,711)
  Proceeds From Sale of Real Estate               1,354,440             0
                                                 -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                   1,354,440    (3,468,711)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                     604         2,044
  Distributions to Partners                      (1,696,956)   (1,696,959)
  Redemption Payments                               (34,837)     (102,956)
                                                 -----------   -----------
       Net Cash Used For
         Financing Activities                    (1,731,189)   (1,797,871)
                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           1,329,614    (3,490,347)

CASH AND CASH EQUIVALENTS, beginning of period      645,904     4,136,251
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $ 1,975,518   $   645,904
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                            General     Limited                    Units
                            Partners    Partners      Total     Outstanding


BALANCE, December 31, 2003  $ 27,485  $17,642,875  $17,670,360   22,370.54

  Distributions              (16,970)  (1,679,989)  (1,696,959)

  Redemption Payments         (1,030)    (101,926)    (102,956)    (162.80)

  Net Income                  13,212    1,308,030    1,321,242
                             --------  -----------  ----------- -----------
BALANCE, December 31, 2004    22,697   17,168,990   17,191,687   22,207.74

  Distributions              (16,970)  (1,679,986)  (1,696,956)

  Redemption Payments           (348)     (34,489)     (34,837)     (60.00)

  Net Income                  16,004    1,584,401    1,600,405
                             --------  -----------  ----------- -----------
BALANCE, December 31, 2005  $ 21,383  $17,038,916  $17,060,299   22,147.74
                             ========  ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the Partnership offering called for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2005  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2004   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 44% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Biaggi's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. As of December 31, 2005, the Partnership owns a 15.5376% interest in an Eckerd drug store. The remaining interests in this property are owned by unrelated third parties. AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2005. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 45% interest in an Applebee's restaurant in Sandusky, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 245,853    $ 223,390
                                                 ========     ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                         $  22,763    $  29,166
                                                 ========     ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or tenants in the amount of
  $5,875 for 2004.                              $       0    $  45,685
                                                 ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $  48,950    $       0
                                                 ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years, except for the Biaggi's restaurant, which had a remaining primary Lease term of 13 years and the Red Robin restaurants, which have Leases that expire on November 30, 2006 and December 31, 2007. Most of the Leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2005  are   as
     follows:

                                     Buildings and           Accumulated
    Property                 Land      Equipment     Total   Depreciation

HomeTown Buffet,
 Albuquerque, NM         $  241,960  $   289,371 $   531,331 $  118,161
Red Robin,
 Colorado Springs, CO       905,980    1,323,210   2,229,190     523,771
Red Robin,
 Colorado Springs, CO       721,168    1,034,273   1,755,441     409,401
Arby's/Mrs. Winner's,
 Smyrna, GA                   5,775        8,091      13,866       3,206
Applebee's, Middletown, OH   20,844       48,262      69,106      20,942
Applebee's, McAllen, TX     463,553      856,551   1,320,104     359,316
Champps Americana,
 Lyndhurst, OH                1,024        2,477       3,501         820
Champps Americana,
 Schaumburg, IL               3,026        4,095       7,121       1,153
Champps Americana,
 Columbus, OH                 2,924        6,406       9,330       1,487
Champps Americana,
 Utica, MI                  543,318      967,816   1,511,134     130,611
Children's World,
 Mayfield Heights, OH       289,266    1,117,792   1,407,058     131,962
Biaggi's, Ft. Wayne, IN     503,204      876,142   1,379,346      73,012
Johnny Carino's,
 Alexandria, LA             549,668    1,595,080   2,144,748     126,669
Champps Americana,
 West Chester, OH           515,637    1,054,247   1,569,884      71,720
Jared Jewelry, Hanover, MD  861,052    1,128,053   1,989,105      70,504
Applebee's, Sandusky, OH    412,396      864,547   1,276,943      48,030
                          ----------  ----------- -----------  ----------
                         $6,040,795  $11,176,413 $17,217,208  $2,090,765
                          ==========  =========== ===========  ==========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

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

     Subsequent to December 31, 2005, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for approximately $1,214,800. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet restaurant, a 1.1177% interest in an Arby's/Mrs. Winner's restaurant, a 5.925% interest in an Applebee's restaurant in Middletown, Ohio, a .12905% interest in a Champps Americana restaurant in Lyndhurst, Ohio, a .1572% interest in a Champps Americana restaurant in Schaumburg, Illinois, and a .2706% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006           $ 1,869,812
                       2007             1,763,571
                       2008             1,449,009
                       2009             1,463,771
                       2010             1,482,319
                       Thereafter      13,444,264
                                       -----------
                                      $21,472,746
                                       ===========

     There were no contingent rents recognized in 2005 and 2004.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

             Tenants              Industry           2005       2004

     Red Robin West, Inc.        Restaurant      $  474,902  $  554,378
     Champps Operating
        Corporation              Restaurant         338,053     324,313
     Concord Neighborhood
        Corporation              Restaurant         210,217     210,217
     Kona Restaurant Group, Inc. Restaurant         201,031     199,041
                                                  ----------  ----------
     Aggregate rent revenue of major tenants     $1,224,203  $1,287,949
                                                  ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  63%        65%
                                                  ==========  ==========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations -

     During the last six months of 2005, the Partnership sold 34.4624% of the Eckerd drug store in Cicero, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,354,440, which resulted in a net gain of $313,616. The cost and related accumulated depreciation of the interests sold was $1,093,273 and $52,449, respectively. The Partnership is attempting to sell its remaining 15.5376% interest in the property. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $468,882.

     During 2005 and 2004, the Partnership distributed $35,453 and $66,889 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.58 and $2.98 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2005        2004

     Rental Income                           $ 108,375   $ 126,257
     Property Management Expenses                5,052      (4,719)
     Depreciation                              (30,081)    (41,241)
     Gain on Disposal of Real Estate           313,616           0
                                              ---------   ---------
        Income from Discontinued Operations  $ 396,962   $  80,297
                                              =========   =========

(7)  Partners' Capital -

     Cash distributions of $16,970 and $16,970 were made to the General Partners and $1,679,986 and $1,679,989 were made to the Limited Partners for the years ended December 31, 2005 and 2004, respectively. The Limited Partners' distributions represent $75.70 and $75.23 per Limited Partnership Unit outstanding using 22,193 and 22,330 weighted average Units in 2005 and 2004, respectively. The distributions represent $69.83 and $53.99 per Unit of Net Income and $5.87 and
     $21.24 per Unit of return of capital in 2005 and 2004, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $35,098 and $66,221 of proceeds from property sales in 2005 and 2004, respectively.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     During 2005, two Limited Partners redeemed a total of 60 Partnership Units for $34,489 in accordance with the
     Partnership Agreement. During 2004, nine Limited Partners redeemed a total of 162.8 Partnership Units for $101,926. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $348 and $1,030 in 2005 and 2004, respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,083.63 per original $1,000 invested.

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         2005       2004

     Net Income for Financial Reporting Purposes     $1,600,405  $1,321,242

     Depreciation for Tax Purposes Under
         Depreciation for Financial Reporting Purposes
                                                         50,296      50,930

     Income Accrued for Tax Purposes Over
         Income for Financial Reporting Purposes         11,136           0

     Gain on Sale of Real Estate for Tax Purposes
         Under Gain for Financial Reporting Purposes    (10,585)          0
                                                      ----------  ----------
           Taxable Income to Partners                $1,651,252  $1,372,172
                                                      ==========  ==========


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                            2005       2004

     Partners'Capital for Financial Reporting Purposes $17,060,299 $17,191,687

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                  367,478     327,767

     Income Accrued for Tax Purposes Over
         Income for Financial Reporting Purposes            27,513      16,378

     Syndication Costs Treated as Reduction
         of Capital for Financial Reporting Purposes     3,271,273   3,271,273
                                                        ----------  ----------
           Partners'Capital for Tax Reporting Purposes $20,726,563 $20,807,105
                                                        ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                         2005                  2004
                               Carrying       Fair    Carrying      Fair
                                Amount        Value    Amount       Value

     Money Market Funds      $1,975,518    $1,975,518  $ 645,904  $ 645,904
                              ---------     ---------   ---------  --------
        Total Cash and
           Cash Equivalents  $1,975,518    $1,975,518  $ 645,904  $ 645,904
                              =========     =========   ========   ========


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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2005, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

  Person or Entity                                   Amount Incurred From
     Receiving               Form and Method    Inception (September 2, 1992)
   Compensation              of Compensation         To December 31, 2005

AEI Securities, Inc. Selling Commissions equal to 8%        $2,398,039
                     of proceeds plus a 2% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners and Reimbursement at Cost for other        $  884,013
Affiliates           Organization and Offering Costs.

General Partners and Reimbursement at Cost for all          $  803,160
Affiliates           Acquisition Expenses

General Partners and Reimbursement at Cost for all          $3,125,398
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, partner relations
                     and other administrative functions.

General Partners and Reimbursement at Cost for all          $  681,143
Affiliates           expenses related to the disposition
                     of the Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal      $  197,983
                     year until the  Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any
                     remaining Net Cash Flow in such
                     fiscal year.

General Partners     1% of distributions of Net Proceeds    $   26,604
                     of Sale until Limited Partners have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 12% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     to  the  extent  not   previously
                     distributed.  10% of distributions of
                     Net Proceeds of Sale thereafter.


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

ITEM 13.  EXHIBITS.  (Continued)

    10.12 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed May 10, 2001).

    10.13 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed March 8, 2002).

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

    10.16 Assignment and Assumption of Lease dated July 3, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8, 2003).

    10.17 Net Lease Agreement dated November 13, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 3213 MacArthur Drive, Alexandria, Louisiana (incorporated by reference to Exhibit
    10.2 of Form 8-K filed November 18, 2003).

    10.18 Assignment and Assumption of Lease dated November 21, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Route 31 & Thompson Road Development, LLC relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to Exhibit
    10.29 of Form 10-KSB filed March 19, 2004).

    10.19 First Amendment to Net Lease Agreement dated January 13, 2004 between the Partnership, AEI Income &
    Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to
    Exhibit 10.31 of Form 10-KSB filed March 19, 2004).

    10.20 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

    10.21 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

    10.22 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan
    Road,  Sandusky, Ohio (incorporated by reference  to  Exhibit
    10.2 of Form 10-QSB filed May 11, 2004).

    10.23 Assignment and Assumption of Purchase and Sale Agreement dated March 2, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1740 Belt Line Road, Mesquite, Texas.

    10.24 Assignment of Lease dated March 10,  2006  between  the
    Partnership, AEI Net Lease Income & Growth Fund  XIX  Limited
    Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas.

ITEM 13.  EXHIBITS.  (Continued)

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

    32    Certification  of  Chief  Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  12,750   $ 11,745
     Audit-Related Fees                         682        498
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  13,432   $ 12,243
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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                            AEI NET LEASE INCOME & GROWTH FUND XX
                            Limited Partnership
                            By:    AEI Fund Management XX, Inc.
                               Its Managing General Partner


March 17, 2006              By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                        Title                       Date


/s/Robert P Johnson  President (Principal Executive Officer) March 17, 2006
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer   March 17, 2006
   Patrick W.Keene   (Principal Accounting Officer)