Form 10QSB
period 2006-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2006-05-12
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2006 and December 31, 2005

         Statements for the Periods ended March 31, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                   2006         2005
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   769,350    $ 1,975,518

INVESTMENTS IN REAL ESTATE:
  Land                                          6,366,895      6,040,795
  Buildings and Equipment                      12,078,672     11,176,413
  Accumulated Depreciation                     (2,186,884)    (2,090,765)
                                               -----------    -----------
                                               16,258,683     15,126,443
  Real Estate Held for Sale                       468,882        468,882
                                               -----------    -----------
      Net Investments in Real Estate           16,727,565     15,595,325
                                               ----------     -----------
           Total  Assets                      $17,496,915    $17,570,843
                                               ==========     ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    35,844    $    69,408
  Distributions Payable                           585,340        413,623
  Unearned Rent                                    83,259         27,513
                                               -----------    -----------
      Total Current Liabilities                   704,443        510,544
                                               -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                 18,705         21,383
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,148 Units outstanding                    16,773,767     17,038,916
                                               -----------    -----------
    Total Partners' Capital                    16,792,472     17,060,299
                                               -----------    -----------
      Total Liabilities and Partners' Capital $17,496,915    $17,570,843
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2006          2005

RENTAL INCOME                                   $   464,574    $   454,958

EXPENSES:
   Partnership Administration - Affiliates           56,582         58,492
   Partnership Administration and Property
      Management - Unrelated Parties                  9,766         10,893
   Depreciation                                      96,119         94,867
                                                 -----------    -----------
        Total Expenses                              162,467        164,252
                                                 -----------    -----------

OPERATING INCOME                                    302,107        290,706

OTHER INCOME:
  Interest Income                                    16,214          3,682
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   318,321        294,388

Income from Discontinued Operations                   9,809         21,154
                                                 -----------    -----------
NET INCOME                                      $   328,130    $   315,542
                                                 ===========    ===========
NET INCOME ALLOCATED:
   General Partners                             $     3,281    $     3,155
   Limited Partners                                 324,849        312,387
                                                 -----------    -----------
                                                $   328,130    $   315,542
                                                 ===========    ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     14.23    $     13.13
  Discontinued Operations                               .44            .94
                                                 -----------    -----------
      Total                                     $     14.67    $     14.07
                                                 ===========    ===========
Weighted Average Units Outstanding                   22,148         22,208
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $   328,130  $   315,542

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       96,119      105,177
     Decrease in Payable to
        AEI Fund Management, Inc.                      (33,564)     (14,147)
     Increase in Unearned Rent                          55,746       24,699
                                                    -----------  -----------
        Total Adjustments                              118,301      115,729
                                                    -----------  -----------
        Net Cash Provided By
            Operating Activities                       446,431      431,271
                                                    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (1,228,359)           0
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                   171,717            0
   Distributions to Partners                          (595,957)    (424,239)
                                                    -----------  -----------
        Net Cash Used For
            Financing Activities                      (424,240)    (424,239)
                                                    -----------  -----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                        (1,206,168)       7,032

CASH AND CASH EQUIVALENTS, beginning of period       1,975,518      645,904
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $   769,350  $   652,936
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004  $ 22,697   $17,168,990  $17,191,687   22,207.74

  Distributions               (4,243)     (419,996)    (424,239)

  Net Income                   3,155       312,387      315,542
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2005     $ 21,609   $17,061,381  $17,082,990   22,207.74
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2005  $ 21,383   $17,038,916  $17,060,299   22,147.74

  Distributions               (5,959)     (589,998)    (595,957)

  Net Income                   3,281       324,849      328,130
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2006     $ 18,705   $16,773,767  $16,792,472   22,147.74
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,359. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

     Subsequent to March 31, 2006, the Partnership sold 6.6239% of the Eckerd drug store in Cicero, New York to an unrelated third party. The Partnership received net sale proceeds of approximately $244,000, which resulted in a net gain of approximately $44,100. The cost and related accumulated depreciation of the interest sold was $210,134 and $10,243, respectively. The Partnership is attempting to sell its remaining 8.9137% interest in the property. At March 31, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $468,882.

     During the first three months of 2006, the Partnership distributed $171,717 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.68 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2006       2005

     Rental Income                            $   9,809   $  31,564
     Property Management Expenses                     0        (100)
     Depreciation                                     0     (10,310)
                                               ---------   ---------
       Income from Discontinued Operations    $   9,809   $  21,154
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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)


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

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Partnership recognized rental income from continuing operations of $464,574 and $454,958 respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on three properties.

        For the three months ended March 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $56,582 and $58,492, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,766 and $10,893, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the three months ended March 31, 2006 and 2005, the Partnership recognized interest income of $16,214 and $3,682, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2006, the Partnership recognized income from discontinued operations of $9,809, representing rental income. For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $21,154, representing rental income less property management expenses and depreciation.

        During the last six months of 2005, the Partnership sold 34.4624% of the Eckerd drug store in Cicero, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,354,440, which resulted in a net gain of $313,616. The cost and related accumulated depreciation of the interests sold was $1,093,273 and $52,449, respectively.

       Subsequent to March 31, 2006, the Partnership sold 6.6239% of the Eckerd drug store in Cicero, New York to an unrelated third party. The Partnership received net sale proceeds of approximately $244,000, which resulted in a net gain of approximately $44,100. The cost and related accumulated depreciation of the interest sold was $210,134 and $10,243, respectively. The Partnership is attempting to sell its remaining 8.9137% interest in the property. At March 31, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $468,882.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2006, the Partnership's cash balances decreased $1,206,168 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2005, the Partnership's cash balances increased $7,032 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities increased from $431,271 in 2005 to $446,431 in 2006 as the result of an increase in total rental and interest income in 2006, a decrease in Partnership administration and property management expenses in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2006, the Partnership expended $1,228,359 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,359. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

        For the three months ended March 31, 2006 and 2005, the Partnership declared distributions of $595,957 and $424,239, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $589,998 and $419,996 and the General Partners received distributions of $5,959 and $4,243 for the periods, respectively. In March 2006, the Partnership declared a special distribution of $171,717 of net sale proceeds, which resulted in higher distributions in 2006 and a higher distribution payable at March 31, 2006. The special distribution represented a return of capital of $7.68 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        During 2005, two Limited Partners redeemed a total of 60 Partnership Units for $34,489 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 118 Limited Partners redeemed 1,792.26 Partnership Units for $1,410,431. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $348 in 2005.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3.CONTROLS AND PROCEDURES

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


Dated:  May 5, 2006           AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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