Form 10QSB
period 2006-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2006-08-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                    2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   866,538    $ 1,975,518

INVESTMENTS IN REAL ESTATE:
  Land                                           6,366,983      6,040,795
  Buildings and Equipment                       12,078,914     11,176,413
  Accumulated Depreciation                      (2,289,271)    (2,090,765)
                                                -----------    -----------
                                                16,156,626     15,126,443
  Real Estate Held for Sale                        268,991        468,882
                                                -----------    -----------
      Net Investments in Real Estate            16,425,617     15,595,325
                                                -----------    -----------
           Total  Assets                       $17,292,155    $17,570,843
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    39,290    $    69,408
  Distributions Payable                            413,623        413,623
  Unearned Rent                                    105,663         27,513
                                                -----------    -----------
      Total Current Liabilities                    558,576        510,544
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  18,116         21,383
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,148 Units outstanding                     16,715,463     17,038,916
                                                -----------    -----------
    Total Partners' Capital                     16,733,579     17,060,299
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $17,292,155    $17,570,843
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                               6/30/06      6/30/05     6/30/06     6/30/05

RENTAL INCOME               $ 481,239     $ 457,003   $ 945,813   $ 911,960

EXPENSES:
   Partnership Administration -
     Affiliates                56,077        64,461     112,659     122,953
   Partnership Administration
     and Property Management -
     Unrelated Parties         16,209        11,939      25,975      22,832
   Depreciation               102,387        94,867     198,506     189,734
                             ---------     ---------   ---------   ---------
     Total Expenses           174,673       171,267     337,140     335,519
                             ---------     ---------   ---------   ---------

OPERATING INCOME              306,566       285,736     608,673     576,441

OTHER INCOME:
   Interest Income              7,746         4,153      23,960       7,835
                             ---------     ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                 314,312       289,889     632,633     584,276

Income from Discontinued
  Operations                   51,037        20,957      60,846      42,112
                             ---------     ---------   ---------   ---------
NET INCOME                  $ 365,349     $ 310,846   $ 693,479   $ 626,388
                             =========     =========   =========   =========
NET INCOME ALLOCATED:
   General Partners         $   3,654     $   3,109   $   6,935   $   6,264
   Limited Partners           361,695       307,737     686,544     620,124
                             ---------     ---------   ---------   ---------
                            $ 365,349     $ 310,846   $ 693,479   $ 626,388
                             =========     =========   =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   14.05     $   12.92   $   28.28   $   26.04
   Discontinued Operations       2.28           .94        2.72        1.88
                             ---------     ---------   ---------   ---------
        Total               $   16.33     $   13.86   $   31.00   $   27.92
                             =========     =========   =========   =========
Weighted Average
  Units Outstanding            22,148        22,208      22,148      22,208
                             =========     =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   693,479    $   626,388

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    198,506        210,354
     Gain on Sale of Real Estate                     (44,703)             0
     Decrease in Receivables                               0          5,141
     Decrease in Payable to
        AEI Fund Management, Inc.                    (30,118)       (33,765)
     Increase in Unearned Rent                        78,150         82,106
                                                  -----------    -----------
        Total Adjustments                            201,835        263,836
                                                  -----------    -----------
        Net Cash Provided By
           Operating Activities                      895,314        890,224
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                   (1,228,689)             0
     Proceeds from Sale of Real Estate               244,594              0
                                                  -----------    -----------
        Net Cash Used For
           Investing Activities                     (984,095)             0
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       0            315
   Distributions to Partners                      (1,020,199)      (848,477)
                                                  -----------    -----------
        Net Cash Used For
          Financing Activities                    (1,020,199)      (848,162)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          (1,108,980)        42,062

CASH AND CASH EQUIVALENTS, beginning of period     1,975,518        645,904
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   866,538    $   687,966
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004  $ 22,697  $17,168,990   $17,191,687   22,207.74

  Distributions               (8,485)    (839,992)     (848,477)

  Net Income                   6,264      620,124       626,388
                             --------  -----------   -----------  ----------
BALANCE, June 30, 2005      $ 20,476  $16,949,122   $16,969,598   22,207.74
                             ========  ===========   ===========  ==========


BALANCE, December 31, 2005  $ 21,383  $17,038,916   $17,060,299   22,147.74

  Distributions              (10,202)  (1,009,997)   (1,020,199)

  Net Income                   6,935      686,544       693,479
                             --------  -----------   -----------  ----------
BALANCE, June 30, 2006      $ 18,116  $16,715,463   $16,733,579   22,147.74
                             ========  ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,689. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

     On April 20, 2006, the Partnership sold 6.6239% of the Eckerd drug store in Cicero, New York to an unrelated third party. The Partnership received net sale proceeds of $244,594, which resulted in a net gain of $44,703. The cost and related accumulated depreciation of the interest sold was $210,134 and $10,243, respectively. The Partnership is attempting to sell its remaining 8.9137% interest in the property. At June 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $268,991 and $468,882, respectively.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended       Six Months Ended
                                6/30/06     6/30/05     6/30/06    6/30/05

Rental Income                  $  6,509   $ 31,564   $ 16,318     $ 63,129
Property Management Expenses       (175)      (297)      (175)        (397)
Depreciation                          0    (10,310)         0      (20,620)
Gain on Disposal of Real Estate  44,703          0     44,703            0
                                --------   --------   --------     --------
   Income from Discontinued
     Operations                $ 51,037   $ 20,957   $ 60,846     $ 42,112
                                ========   ========   ========     ========

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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $945,813 and $911,960 respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on three properties.

        For  the  six  months ended June 30, 2006 and  2005,  the
Partnership incurred Partnership administration expenses from affiliated parties of $112,659 and $122,953, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,975 and $22,832, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the six months ended June 30, 2006 and 2005, the Partnership recognized interest income of $23,960 and $7,835, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Partnership recognized income from discontinued operations of $60,846, representing rental income less property management expenses of $16,143 and gain on disposal of real estate of $44,703. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $42,112, representing rental income less property management expenses and depreciation.

        During the last six months of 2005, the Partnership sold 34.4624% of the Eckerd drug store in Cicero, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,354,440, which resulted in a net gain of $313,616. The cost and related accumulated depreciation of the interests sold was $1,093,273 and $52,449, respectively.

        On April 20, 2006, the Partnership sold 6.6239% of the Eckerd drug store in Cicero, New York to an unrelated third party. The Partnership received net sale proceeds of $244,594, which resulted in a net gain of $44,703. The cost and related accumulated depreciation of the interest sold was $210,134 and $10,243, respectively. The Partnership is attempting to sell its remaining 8.9137% interest in the property. At June 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $268,991 and $468,882, respectively.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2006, the Partnership's cash balances decreased $1,108,980 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2005, the Partnership's cash balances increased $42,062 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities increased from $890,224 in 2005 to $895,314 in 2006 as the result of an increase in total rental and interest income in 2006 and a decrease in Partnership administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 20, 2006, the Partnership generated cash flow from the sale of real estate of $244,594. During the six months ended June 30, 2006, the Partnership expended $1,228,689 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,689. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

        For the six months ended June 30, 2006 and 2005, the Partnership declared distributions of $1,020,199 and $848,477, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,009,997 and $839,992 and the General Partners received distributions of $10,202 and $8,485 for the periods, respectively. In March 2006, the Partnership declared a special distribution of $171,717 of net sale proceeds, which resulted in higher distributions in 2006. The special distribution represented a return of capital of $7.68 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 4, 2006        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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