Form 10QSB
period 2006-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2006-11-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                   2006            2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,150,988     $ 1,975,518

INVESTMENTS IN REAL ESTATE:
  Land                                           6,367,580       6,040,795
  Buildings and Equipment                       12,080,567      11,176,413
  Accumulated Depreciation                      (2,391,688)     (2,090,765)
                                                -----------     -----------
                                                16,056,459      15,126,443
  Real Estate Held for Sale                              0         468,882
                                                -----------     -----------
      Net Investments in Real Estate            16,056,459      15,595,325
                                                -----------     -----------
           Total  Assets                       $17,207,447     $17,570,843
                                                ===========     ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    39,397     $    69,408
  Distributions Payable                            471,199         413,623
  Unearned Rent                                     52,545          27,513
                                                -----------     -----------
      Total Current Liabilities                    563,141         510,544
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  17,223          21,383
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,148 Units outstanding                     16,627,083      17,038,916
                                                -----------     -----------
      Total Partners' Capital                   16,644,306      17,060,299
                                                -----------     -----------
       Total Liabilities and Partners' Capital $17,207,447     $17,570,843
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended      Nine Months Ended
                               9/30/06      9/30/05    9/30/06     9/30/05

RENTAL INCOME                 $  482,440  $  457,011  $1,428,253   $1,368,972

EXPENSES:
   Partnership Administration -
     Affiliates                   60,461      68,828     173,120      191,781
   Partnership Administration
     and Property Management -
     Unrelated Parties             5,012       4,305      30,987       27,137
   Depreciation                  102,417      94,867     300,923      284,601
                               ----------  ----------  ----------   ----------
        Total Expenses           167,890     168,000     505,030      503,519
                               ----------  ----------  ----------   ----------

OPERATING INCOME                 314,550     289,011     923,223      865,453

OTHER INCOME:
   Interest Income                10,043       6,599      34,003       14,434
                               ----------  ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                    324,593     295,610     957,226      879,887

Income from Discontinued
  Operations                      67,950     175,469     128,796      217,580
                               ----------  ----------  ----------   ----------
NET INCOME                    $  392,543  $  471,079  $1,086,022   $1,097,467
                               ==========  ==========  ==========   ==========
NET INCOME ALLOCATED:
   General Partners           $    3,925  $    4,711  $   10,860   $   10,975
   Limited Partners              388,618     466,368   1,075,162    1,086,492
                               ----------  ----------  ----------   ----------
                              $  392,543  $  471,079  $1,086,022   $1,097,467
                               ==========  ==========  ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $    14.51  $    13.18  $    42.79   $    39.22
   Discontinued Operations          3.04        7.82        5.75         9.70
                               ----------  ----------  ----------   ----------
        Total                 $    17.55  $    21.00  $    48.54   $    48.92
                               ==========  ==========  ==========   ==========
Weighted Average Units
  Outstanding                     22,148      22,208      22,148       22,208
                               ==========  ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

      \                                               2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $ 1,086,022    $ 1,097,467

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    300,923        314,682
     Gain on Sale of Real Estate                    (109,143)      (156,048)
     Decrease in Receivables                               0          5,141
     Decrease in Payable to
        AEI Fund Management, Inc.                    (30,011)        (1,823)
     Increase in Unearned Rent                        25,032         71,318
                                                  -----------    -----------
        Total Adjustments                            186,801        233,270
                                                  -----------    -----------
        Net Cash Provided By
           Operating Activities                    1,272,823      1,330,737
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (1,230,939)             0
   Proceeds from Sale of Real Estate                 578,025        655,619
                                                  -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                     (652,914)       655,619
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  57,576            473
   Distributions to Partners                      (1,502,015)    (1,272,715)
                                                  -----------    -----------
        Net Cash Used For
          Financing Activities                    (1,444,439)    (1,272,242)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (824,530)       714,114

CASH AND CASH EQUIVALENTS, beginning of period     1,975,518        645,904
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,150,988    $ 1,360,018
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2004  $ 22,697   $17,168,990  $17,191,687    22,207.74

  Distributions              (12,727)   (1,259,988)  (1,272,715)

  Net Income                  10,975     1,086,492    1,097,467
                             --------   -----------  -----------   ----------
BALANCE, September 30, 2005 $ 20,945   $16,995,494  $17,016,439    22,207.74
                             ========   ===========  ===========   ==========


BALANCE, December 31, 2005  $ 21,383   $17,038,916  $17,060,299    22,147.74

  Distributions              (15,020)   (1,486,995)  (1,502,015)

  Net Income                  10,860     1,075,162    1,086,022
                             --------   -----------  -----------   ----------
BALANCE, September 30, 2006 $ 17,223   $16,627,083  $16,644,306    22,147.74
                             ========   ===========  ===========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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

(3)  Investments in Real Estate -

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,230,939. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.


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

(5)  Discontinued Operations -

     During the last six months of 2005, the Partnership sold 34.4624% of the Eckerd drug store in Cicero, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,354,440, which resulted in a net gain of $313,616. The cost and related accumulated depreciation of the interests sold was $1,093,273 and $52,449, respectively.

     During the first nine months of 2006, the Partnership sold its remaining 15.5376% interest in the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $578,025, which resulted in a net gain of $109,143. The cost and related accumulated depreciation of the interests sold was $492,910 and $24,028, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $468,882.

     During the first nine months of 2006 and 2005, the Partnership distributed $229,293 and $16,614 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $10.25 and $0.74 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended      Nine Months Ended
                                 9/30/06      9/30/05    9/30/06     9/30/05

Rental Income                   $   3,510   $  28,906   $  19,828  $  92,034
Property Management Expenses            0         (24)       (175)      (421)
Depreciation                            0      (9,461)          0    (30,081)
Gain on Disposal of Real Estate    64,440     156,048     109,143    156,048
                                 ---------   ---------   ---------  ---------
   Income from Discontinued
     Operations                 $  67,950   $ 175,469   $ 128,796  $ 217,580
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

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $1,428,253 and $1,368,972 respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on four properties.

       For the nine months ended September 30, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $173,120 and $191,781, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,987 and $27,137, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized interest income of $34,003 and $14,434, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2006, the Partnership recognized income from discontinued operations of $128,796, representing rental income less property management expenses of $19,653 and gain on disposal of real estate of $109,143. For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $217,580, representing rental income less property management expenses and depreciation of $61,532 and gain on disposal of real estate of $156,048.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During the last six months of 2005, the Partnership sold 34.4624% of the Eckerd drug store in Cicero, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,354,440, which resulted in a net gain of $313,616. The cost and related accumulated depreciation of the interests sold was $1,093,273 and $52,449, respectively.

       During the first nine months of 2006, the Partnership sold its remaining 15.5376% interest in the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $578,025, which resulted in a net gain of $109,143. The cost and related accumulated depreciation of the interests sold was $492,910 and $24,028, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $468,882.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2006, the Partnership's cash balances decreased $824,530 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2005, the Partnership's cash balances increased $714,114 as a result of cash generated from the sale of a property and cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $1,330,737 in 2005 to $1,272,823 in 2006 as the result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2006 and a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $578,025 and $655,619, respectively. During the nine months ended September 30, 2006, the Partnership expended $1,230,939 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,230,939. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

       For the nine months ended September 30, 2006 and 2005, the Partnership declared distributions of $1,502,015 and $1,272,715, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,486,995 and $1,259,988 and the General Partners received distributions of $15,020 and $12,727 for the periods, respectively. In March and September 2006, the Partnership declared special distributions of $171,717 and $57,576, respectively, of net sale proceeds, which resulted in a higher distribution payable at September 30, 2006 and higher distributions for the first nine months of 2006, when compared to the first nine months of 2005.

        During the first nine months of 2006 and 2005, the Partnership distributed $229,293 and $16,614 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $10.25 and $0.74 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2006, two Limited Partners redeemed a total of 80 Partnership Units for $44,230 in accordance with the Partnership Agreement. On October 1, 2005, two Limited Partners redeemed a total of 60 Partnership Units for $34,489. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 118 Limited Partners redeemed 1,792.26 Partnership Units for $1,410,431. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $447 and $348 in 2006 and 2005, respectively.


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


Dated:  November 6, 2006      AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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