Form 10KSB
period 2006-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2007-03-27
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $1,930,316.

As of February 28, 2007, there were 22,039.742 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,039,742.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased fourteen properties, including partial interests in five properties, at a total cost of $20,174,391. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

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

Property Activity

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $506,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and initial annual rent of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On January 13, 2004, after the development was completed, the Lease Agreement was amended to require initial annual rent of $160,000. The Partnership's share of the total acquisition costs, including the cost of land, was $1,569,884. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,105. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $153,228. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On April 30, 2004, the Partnership purchased a 45% interest in an Applebee's restaurant in Sandusky, Ohio for $1,276,943. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $97,254. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,231,624. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and initial annual rent of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

Major Tenants

        During 2006, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 64% of total rental revenue in 2006. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2007 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2006.

                               Total Property                Annual   Annual
                     Purchase    Acquisition                  Lease   Rent Per
Property               Date        Costs      Tenant         Payment  Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                             Summit Family
 (40.1354%)           9/30/93  $   531,331  Restaurants, Inc. $ 92,064  $23.89

Red Robin Restaurant                          Red Robin
 Colorado Springs, CO 2/24/94  $2,229,190     West, Inc.      $324,902  $44.99

Red Robin Restaurant                          Red Robin
 Colorado Springs, CO 2/24/94  $1,755,441     West, Inc.      $153,000  $20.29


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property                Annual   Annual
                     Purchase    Acquisition                  Lease   Rent Per
Property               Date        Costs      Tenant         Payment  Sq. Ft.

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                      RTM
 (1.1177%)            5/16/94  $   13,866    Georgia, Inc.    $  1,947  $43.14

Applebee's Restaurant
 Middletown, OH                               Thomas &
 (5.925%)             7/15/94  $   69,106     King, Inc.      $  10,255 $31.76

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

Champps
 Americana Restaurant                           Champps
 Lyndhurst, OH                                 Operating
 (.12905%)            4/10/96  $    3,501     Corporation      $    456 $43.27

Champps
 Americana Restaurant                           Champps
 Schaumburg, IL                                Operating
 (.1572%)            12/31/97  $    7,121     Corporation      $    853 $48.63

Champps
 Americana Restaurant                           Champps
 Columbus, OH                                  Operating
 (.2706%)             4/16/99  $    9,330     Corporation      $  1,089 $36.71

Champps
 Americana Restaurant                           Champps
 Utica, MI                                     Operating
 (44.0%)              2/12/02  $1,511,134     Corporation      $177,718 $47.05

Children's World                               KinderCare
 Daycare Center                                 Learning
 Mayfield Heights, OH 6/14/02  $1,407,058    Centers, Inc.     $133,623 $15.69

Biaggi's Restaurant                              Biaggi's
 Ft. Wayne, IN                                 Ristorante
 (50%)                 7/3/03  $1,379,346     Italiano, LLC    $122,004 $25.81

Johnny Carino's
 Restaurant                                   Kona Restaurant
 Alexandria, LA      11/13/03  $2,144,748       Group, Inc.    $204,901 $33.76


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property                Annual   Annual
                     Purchase    Acquisition                  Lease   Rent Per
Property               Date        Costs      Tenant         Payment  Sq. Ft.

Champps
 Americana Restaurant                         Champps
 West Chester, OH                            Operating
 (50%)                1/13/04  $1,569,884   Corporation        $160,000 $32.21

Jared Jewelry Store
 Hanover, MD                                  Sterling
 (50%)                 2/9/04  $1,989,105   Jewelers Inc.      $168,551 $58.04

Applebee's Restaurant
 Sandusky, OH
 (45%)                4/30/04  $1,276,943  Apple Ohio LLC      $ 97,254 $43.28

Tractor Supply Company Store
 Mesquite, TX                               Tractor Supply
 (50%)                3/10/06  $1,231,624      Company         $ 87,258 $ 9.15


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant and the Tractor Supply Company store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interest in the Jared Jewelry store is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI Income & Growth Fund 24 LLC. The remaining interests in the Champps Americana restaurants in Lyndhurst and Columbus, Ohio, and Schaumburg, Illinois, the Applebee's restaurant in Middletown, Ohio, the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 15 to 20 years, except for the Biaggi's restaurant, which had a remaining primary term of 13 years, the Tractor Supply Company store, which had a remaining primary term of 7.4 years and the Red Robin restaurants, which have Leases that expire on December 31, 2007 and November 30, 2008. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 1,534 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $19,262 and $16,970 were made to the General Partners and $1,906,991 and $1,679,986 were made to the Limited Partners in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $227,000 and $35,098 of proceeds from property sales in 2006 and 2005, respectively.


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

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                       Total Number of Units of Units that May
              Total Number   Average   Purchased as Part of  Yet Be Purchased
                of Units    Price Paid Publicly Announced    Under the Plans
               Purchased     per Unit  Plans or Programs     or  Programs

10/1/06 to 10/31/06  80      $552.88        1,932.26(1)             (2)

11/1/06 to 11/30/06  --         --             --                    --

12/1/06 to 12/31/06  --         --             --                    --


  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For  the  years  ended December 31, 2006  and  2005,  the
Partnership recognized rental income from continuing operations of $1,930,316 and $1,828,052 respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on five properties.

        For the years ended December 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $229,040 and $245,853, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,140 and $27,815, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2006 and 2005, the Partnership recognized interest income of $46,415 and $28,529, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $128,171, representing rental income less property management expenses of $19,028 and gain on disposal of real estate of $109,143. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $396,962, representing rental income less property management expenses and depreciation of $83,346 and gain on disposal of real estate of $313,616.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2006, the Partnership's cash balances decreased $892,359 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2005, the Partnership's cash balances increased $1,329,614 mainly as a result of cash generated from the sale of a property.

        Net cash provided by operating activities increased from $1,706,363 in 2005 to $1,732,211 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in Partnership administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $578,025 and $1,354,440, respectively. During the year ended December 31, 2006, the Partnership expended $1,231,624 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,231,624. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and initial annual rent of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

        For the years ended December 31, 2006 and 2005, the Partnership declared distributions of $1,926,253 and $1,696,956, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,906,991 and $1,679,986 and the General Partners received distributions of $19,262 and $16,970 for the periods, respectively. In March and September 2006, the Partnership declared special distributions of net sale proceeds of $171,717 and $57,576, respectively, which resulted in higher distributions in 2006.

       During 2006 and 2005, the Partnership distributed $229,293 and $35,453 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $10.25 and $1.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2006, two Limited Partners redeemed a total of 80 Partnership Units for $44,230 in accordance with the Partnership Agreement. During 2005, two Limited Partners redeemed a total of 60 Partnership Units for $34,489. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 118 Limited Partners redeemed 1,792.26 Partnership Units for $1,410,431. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $447 and $348 in 2006 and 2005, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Years Ended December 31, 2006 and 2005:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/ Boulay,  Heutmaker, Zibell  & Co. P.L.L.P.
                                    Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                       2006           2005
CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,083,159    $ 1,975,518

INVESTMENTS IN REAL ESTATE:
  Land                                               6,367,762      6,040,795
  Buildings and Equipment                           12,081,070     11,176,413
  Accumulated Depreciation                          (2,494,105)    (2,090,765)
                                                    -----------    -----------
                                                    15,954,727     15,126,443
  Real Estate Held for Sale                                  0        468,882
                                                    -----------    -----------
      Net Investments in Real Estate                15,954,727     15,595,325
                                                    -----------    -----------
           Total  Assets                           $17,037,886    $17,570,843
                                                    ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    84,418    $    69,408
  Distributions Payable                                413,582        413,623
  Unearned Rent                                         11,135         27,513
                                                    -----------    -----------
      Total Current Liabilities                        509,135        510,544
                                                    -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                      16,068         21,383
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,068 and 22,148 Units outstanding in
   2006 and 2005, respectively                      16,512,683     17,038,916
                                                    -----------    -----------
      Total Partners' Capital                       16,528,751     17,060,299
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $17,037,886    $17,570,843
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2006           2005

RENTAL INCOME                                      $ 1,930,316    $ 1,828,052

EXPENSES:
  Partnership Administration - Affiliates              229,040        245,853
  Partnership Administration and Property
     Management - Unrelated Parties                     33,140         27,815
  Depreciation                                         403,340        379,470
                                                    -----------    -----------
      Total Expenses                                   665,520        653,138
                                                    -----------    -----------

OPERATING INCOME                                     1,264,796      1,174,914

OTHER INCOME:
  Interest Income                                       46,415         28,529
                                                    -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    1,311,211      1,203,443

Income from Discontinued Operations                    128,171        396,962
                                                    -----------    -----------
NET INCOME                                         $ 1,439,382    $ 1,600,405
                                                    ===========    ===========
NET INCOME ALLOCATED:
  General Partners                                 $    14,394    $    16,004
  Limited Partners                                   1,424,988      1,584,401
                                                    -----------    -----------
                                                   $ 1,439,382    $ 1,600,405
                                                    ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                            $     58.66    $     53.68
  Discontinued Operations                                 5.74          17.71
                                                    -----------    -----------
      Total                                        $     64.40    $     71.39
                                                    ===========    ===========
Weighted Average Units Outstanding                      22,128         22,193
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                         2006        2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 1,439,382   $ 1,600,405

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       403,340       409,551
     Gain on Sale of Real Estate                       (109,143)     (313,616)
     Decrease in Receivables                                  0         5,141
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        15,010        (6,253)
     Increase (Decrease) in Unearned Rent               (16,378)       11,135
                                                     -----------   -----------
       Total Adjustments                                292,829       105,958
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                       1,732,211     1,706,363
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                      (1,231,624)            0
  Proceeds From Sale of Real Estate                     578,025     1,354,440
                                                     -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                        (653,599)    1,354,440
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable            (41)          604
    Distributions to Partners                        (1,926,253)   (1,696,956)
    Redemption Payments                                 (44,677)      (34,837)
                                                     -----------   -----------
       Net Cash Used For
         Financing Activities                        (1,970,971)   (1,731,189)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (892,359)    1,329,614

CASH AND CASH EQUIVALENTS, beginning of period        1,975,518       645,904
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,083,159   $ 1,975,518
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                            General     Limited                     Units
                            Partners    Partners       Total     Outstanding


BALANCE, December 31, 2004  $ 22,697   $17,168,990  $17,191,687    22,207.74

  Distributions              (16,970)   (1,679,986)  (1,696,956)

  Redemption Payments           (348)      (34,489)     (34,837)      (60.00)

  Net Income                  16,004     1,584,401    1,600,405
                             --------   -----------  -----------   ----------
BALANCE, December 31, 2005    21,383    17,038,916   17,060,299    22,147.74

  Distributions              (19,262)   (1,906,991)  (1,926,253)

  Redemption Payments           (447)      (44,230)     (44,677)      (80.00)

  Net Income                  14,394     1,424,988    1,439,382
                             --------   -----------  -----------   ----------
BALANCE, December 31, 2006  $ 16,068   $16,512,683  $16,528,751    22,067.74
                             ========   ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 44% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Biaggi's restaurant and a 50% interest in a Tractor Supply Company store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Jared Jewelry store. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 45% interest in an Applebee's restaurant in Sandusky, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership. The Partnership owned a 50% interest in an Eckerd drug store. AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2005.

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                            2006       2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.     $ 229,040  $ 245,853
                                                          ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                        $  33,940  $  22,763
                                                          ========   ========

c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                       $  16,824  $       0
                                                          ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                             $  22,890  $  48,950
                                                          ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary lease terms varied from 15 to 20 years, except for the Biaggi's restaurant, which had a remaining primary term of 13 years, the Tractor Supply Company store, which had a remaining primary term of 7.4 years and the Red Robin restaurants, which have Leases that expire on December 31, 2007 and November 30, 2008. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Champps Americana restaurant in Lyndhurst, Ohio was constructed and acquired in 1996. The Champps Americana restaurant in Schaumburg, Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Children's World daycare center was constructed in 1999 and acquired in 2002. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant was completed in 2004. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Johnny Carino's restaurant was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The Tractor Supply Company store was constructed in 1998 and acquired in 2006. The remaining properties were constructed and acquired in 1994. There have been no costs capitalized as improvements subsequent to the acquisitions.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2006  are   as
     follows:

                                          Buildings and            Accumulated
    Property                       Land     Equipment    Total    Depreciation

HomeTown Buffet,
 Albuquerque, NM                $  241,960 $   289,371 $   531,331 $  127,807
Red Robin, Colorado Springs, CO    905,980   1,323,210   2,229,190    567,878
Red Robin, Colorado Springs, CO    721,168   1,034,273   1,755,441    443,877
Arby's/Mrs. Winner's, Smyrna, GA     5,775       8,091      13,866      3,472
Applebee's, Middletown, OH          20,844      48,262      69,106     22,415
Applebee's, McAllen, TX            463,553     856,551   1,320,104    385,544
Champps Americana, Lyndhurst, OH     1,024       2,477       3,501        902
Champps Americana, Schaumburg, IL    3,026       4,095       7,121      1,297
Champps Americana, Columbus, OH      2,924       6,406       9,330      1,709
Champps Americana, Utica, MI       543,318     967,816   1,511,134    164,317
Children's World,
 Mayfield Heights, OH              289,266   1,117,792   1,407,058    169,222
Biaggi's, Ft. Wayne, IN            503,204     876,142   1,379,346    102,217
Johnny Carino's, Alexandria, LA    549,668   1,595,080   2,144,748    186,278
Champps Americana,
 West Chester, OH                  515,637   1,054,247   1,569,884    108,343
Jared Jewelry, Hanover, MD         861,052   1,128,053   1,989,105    108,106
Applebee's, Sandusky, OH           412,396     864,547   1,276,943     76,848
Tractor Supply, Mesquite, TX       326,967     904,657   1,231,624     23,873
                                 ---------  ----------  ----------  ---------
                                $6,367,762 $12,081,070 $18,448,832 $2,494,105
                                 =========  ==========  ==========  =========

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,231,624. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and initial annual rent of $87,258.

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet restaurant, a 1.1177% interest in an Arby's/Mrs. Winner's restaurant, a 5.925% interest in an Applebee's restaurant in Middletown, Ohio, a .12905% interest in a Champps Americana restaurant in Lyndhurst, Ohio, a .1572% interest in a Champps Americana restaurant in Schaumburg, Illinois and a .2706% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007           $ 1,964,851
                       2008             1,645,053
                       2009             1,524,886
                       2010             1,543,434
                       2011             1,559,820
                       Thereafter      11,643,521
                                       -----------
                                      $19,881,565
                                       ===========

     There were no contingent rents recognized in 2006 and 2005.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                      Industry           2006       2005

     Red Robin West, Inc.         Restaurant     $  475,152   $  474,902
     Champps Operating
        Corporation               Restaurant        340,116      338,053
     Concord Neighborhood
        Corporation               Restaurant        226,595      210,217
     Kona Restaurant Group, Inc.  Restaurant        203,041      201,031
                                                  ----------   ----------
     Aggregate rent revenue of major tenants     $1,244,904   $1,224,203
                                                  ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  64%          63%
                                                  ==========   ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

     During 2006 and 2005, the Partnership distributed $229,293 and $35,453 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $10.25 and $1.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                    2006           2005

     Rental Income                              $  19,828   $  108,375
     Property Management Expenses                    (800)       5,052
     Depreciation                                       0      (30,081)
     Gain on Disposal of Real Estate              109,143      313,616
                                                 ---------   ----------
          Income from Discontinued Operations   $ 128,171   $  396,962
                                                 =========   ==========

(7)  Partners' Capital -

     Cash distributions of $19,262 and $16,970 were made to the General Partners and $1,906,991 and $1,679,986 were made to the Limited Partners for the years ended December 31, 2006 and 2005, respectively. The Limited Partners' distributions represent $86.18 and $75.70 per Limited Partnership Unit outstanding using 22,128 and 22,193 weighted average Units in 2006 and 2005, respectively. The distributions represent $62.40 and $69.83 per Unit of Net Income and $23.78 and $5.87 per Unit of return of capital in 2006 and 2005, respectively.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(7)  Partners' Capital - (Continued)

     As part of the Limited Partner distributions discussed above, the Partnership distributed $227,000 and $35,098 of proceeds from property sales in 2006 and 2005, respectively.

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

     During 2006, two Limited Partners redeemed a total of 80 Partnership Units for $44,230 in accordance with the
     Partnership Agreement. During 2005, two Limited Partners redeemed a total of 60 Partnership Units for $34,489. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received
     distributions   of  $447  and  $348  in   2006   and   2005,
     respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,087.56 per original $1,000 invested.

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                          2006       2005

     Net Income for Financial Reporting Purposes     $ 1,439,382  $ 1,600,405

     Depreciation for Tax Purposes Under
         Depreciation for Financial Reporting Purposes
                                                          59,183       50,296

     Income Accrued for Tax Purposes Over (Under)
         Income for Financial Reporting Purposes         (16,378)      11,136

     Gain on Sale of Real Estate for Tax Purposes
         Over (Under) Gain for Financial Reporting Purposes
                                                           1,427      (10,585)
                                                      -----------  -----------
           Taxable Income to Partners                $ 1,483,614  $ 1,651,252
                                                      ===========  ===========

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                             2006       2005

     Partners' Capital for Financial Reporting Purposes $16,528,751 $17,060,299

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                   428,088     367,478

     Income Accrued for Tax Purposes Over
         Income for Financial Reporting Purposes             11,135      27,513

     Syndication Costs Treated as Reduction
         of Capital for Financial Reporting Purposes      3,271,273   3,271,273
                                                         ----------- -----------
           Partners' Capital for Tax Reporting Purposes $20,239,247 $20,726,563
                                                         =========== ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2006                  2005
                            Carrying      Fair     Carrying     Fair
                             Amount       Value     Amount      Value

     Money Market Funds   $1,083,159   $1,083,159  $1,975,518  $1,975,518
                           ---------    ---------   ---------   ---------
      Total Cash and
        Cash Equivalents  $1,083,159   $1,083,159  $1,975,518  $1,975,518
                           =========    =========   =========   =========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS AND CORPORATE GOVERNANCE;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2007. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS AND CORPORATE GOVERNANCE;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         (Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XX, Inc.             0          0.00%
   Robert P. Johnson                        28         0.13%
   Patrick W. Keene                         0          0.00%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2006, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

Person or Entity                                     Amount Incurred From
 Receiving                   Form and Method     Inception (September 2, 1992)
Compensation                 of Compensation         To December 31, 2006

AEI Securities, Inc.  Selling Commissions equal to 8%        $2,398,039
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  819,984
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all          $3,354,438
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners and  Reimbursement at Cost for all expenses $  704,033
Affiliates            related to the disposition of the
                      Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal year $  215,399
                      until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds of $   28,897
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

    10.4 Net Lease Agreement dated November 30, 1994 between the Partnership and Renaissant Development Corporation relating to the Property at 4601 N. 10th Street, McAllen, Texas (incorporated by reference to Exhibit 10.16 of Form 10-KSB filed March 27, 1995).

    10.5 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed May 15, 2001).

    10.6 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed March 29, 2002).

    10.7 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2002).

    10.8 Net Lease Agreement dated December 6, 2002 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit 10.31 of Form 10-KSB filed March 26, 2003).

    10.9 Assignment and Assumption of Lease dated July 3, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2003).

    10.10 Net Lease Agreement dated November 13, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 3213 MacArthur Drive, Alexandria, Louisiana (incorporated by reference to Exhibit
    10.2 of Form 8-K filed November 24, 2003).

    10.11 First Amendment to Net Lease Agreement dated January 13, 2004 between the Partnership, AEI Income &
    Growth Fund XXII Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to
    Exhibit 10.31 of Form 10-KSB filed March 29, 2004).


ITEM 13.  EXHIBITS.  (Continued)

    10.12 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

    10.13 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 14, 2004).

    10.14 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan
    Road,  Sandusky, Ohio (incorporated by reference  to  Exhibit
    10.2 of Form 10-QSB filed May 14, 2004).

    10.15 Assignment and Assumption of Purchase and Sale Agreement dated March 2, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed March 30, 2006).

    10.16 Assignment of Lease dated March 10, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed March 30,
    2006).

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

    32    Certification  of Chief  Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                            2006       2005

     Audit Fees                           $  13,650   $ 12,750
     Audit-Related Fees                           0        682
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $  13,650   $ 13,432
                                            =======    =======

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


                            AEI NET LEASE INCOME & GROWTH FUND XX
                            Limited Partnership
                            By:    AEI Fund Management XX, Inc.
                               Its Managing General Partner


March 23, 2007              By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                            Title                      Date


/s/Robert  P Johnson   President (Principal Executive Officer)  March 23, 2007
   Robert P. Johnson   and Sole Director of Managing General
                       Partner

/s/Patrick W Keene     Chief Financial Officer and Treasurer    March 23, 2007
   Patrick W. Keene    (Principal Accounting Officer)