Form 10QSB
period 2007-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2007-05-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                              INDEX




PART I.Financial Information

 Item 1.Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

 Item 3.Controls and Procedures

PART II.Other Information

 Item 1.Legal Proceedings

 Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.Defaults Upon Senior Securities

 Item 4.Submission of Matters to a Vote of Security Holders

 Item 5.Other Information

 Item 6.Exhibits

        Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                   2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,121,557    $ 1,083,159

INVESTMENTS IN REAL ESTATE:
  Land                                           6,367,762      6,367,762
  Buildings and Equipment                       12,081,070     12,081,070
  Accumulated Depreciation                      (2,596,510)    (2,494,105)
                                                -----------    -----------
      Net Investments in Real Estate            15,852,322     15,954,727
                                                -----------    -----------
           Total  Assets                       $16,973,879    $17,037,886
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    49,943    $    84,418
  Distributions Payable                            471,351        413,582
  Unearned Rent                                     60,327         11,135
                                                -----------    -----------
      Total Current Liabilities                    581,621        509,135
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  14,703         16,068
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,068 Units outstanding                     16,377,555     16,512,683
                                                -----------    -----------
    Total Partners' Capital                     16,392,258     16,528,751
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $16,973,879    $17,037,886
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2007          2006

RENTAL INCOME                                   $   499,909    $   464,574

EXPENSES:
   Partnership Administration - Affiliates           53,571         56,582
   Partnership Administration and Property
      Management - Unrelated Parties                 10,654          9,766
      Depreciation                                  102,405         96,119
                                                 -----------    -----------
        Total Expenses                              166,630        162,467
                                                 -----------    -----------

OPERATING INCOME                                    333,279        302,107

OTHER INCOME:
  Interest Income                                    12,045         16,214
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   345,324        318,321

Income from Discontinued Operations                       0          9,809
                                                 -----------    -----------
NET INCOME                                      $   345,324    $   328,130
                                                 ===========    ===========
NET INCOME ALLOCATED:
   General Partners                             $     3,453    $     3,281
   Limited Partners                                 341,871        324,849
                                                 -----------    -----------
                                                $   345,324    $   328,130
                                                 ===========    ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     15.49    $     14.23
  Discontinued Operations                                 0            .44
                                                 -----------    -----------
      Total                                     $     15.49    $     14.67
                                                 ===========    ===========
Weighted Average Units Outstanding                   22,068         22,148
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                  $   345,324   $   328,130

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    102,405        96,119
     Decrease in Payable to
        AEI Fund Management, Inc.                    (34,475)      (33,564)
     Increase in Unearned Rent                        49,192        55,746
                                                  -----------   -----------
        Total Adjustments                            117,122       118,301
                                                  -----------   -----------
        Net Cash Provided By
            Operating Activities                     462,446       446,431
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                              0    (1,228,359)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  57,769       171,717
   Distributions to Partners                        (481,817)     (595,957)
                                                  -----------   -----------
        Net Cash Used For
            Financing Activities                    (424,048)     (424,240)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                          38,398    (1,206,168)

CASH AND CASH EQUIVALENTS, beginning of period     1,083,159     1,975,518
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,121,557   $   769,350
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                            General     Limited                   Units
                            Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $21,383   $17,038,916  $17,060,299   22,147.74

  Distributions              (5,959)     (589,998)    (595,957)

  Net Income                  3,281       324,849      328,130
                             -------   -----------  -----------  ----------
BALANCE, March 31, 2006     $18,705   $16,773,767  $16,792,472   22,147.74
                             =======   ===========  ===========  ==========


BALANCE, December 31, 2006  $16,068   $16,512,683  $16,528,751   22,067.74

  Distributions              (4,818)     (476,999)    (481,817)

  Net Income                  3,453       341,871      345,324
                             -------   -----------  -----------  ----------
BALANCE, March 31, 2007     $14,703   $16,377,555  $16,392,258   22,067.74
                             =======   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(5)  Discontinued Operations -

     During the first nine months of 2006, the Partnership sold its remaining 15.5376% interest in the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $578,025, which resulted in a net gain of $109,143. The cost and related accumulated depreciation of the interests sold was $492,910 and $24,028, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

     During the first three months of 2007 and 2006, the Partnership distributed $57,576 and $171,717 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.57 and $7.68 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                2007       2006

     Rental Income                           $       0   $   9,809
     Property Management Expenses                    0           0
                                              ---------   ---------
      Income from Discontinued Operations    $       0   $   9,809
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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Partnership recognized rental income from continuing operations of $499,909 and $464,574 respectively. In 2007, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on six properties.

        For the three months ended March 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $53,571 and $56,582, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,654 and $9,766, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2007 and 2006, the Partnership recognized interest income of $12,045 and $16,214, respectively.

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

       During the first nine months of 2006, the Partnership sold its remaining 15.5376% interest in the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $578,025, which resulted in a net gain of $109,143. The cost and related accumulated depreciation of the interests sold was $492,910 and $24,028, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2007, the Partnership's cash balances increased $38,398 as a result of cash generated from operations in excess of distributions paid to the Partners. During the three months ended March 31, 2006, the Partnership's cash balances decreased $1,206,168 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities increased from $446,431 in 2006 to $462,446 in 2007 as a result of an increase in total rental and interest income in 2007 and a decrease in Partnership administration and property management expenses in 2007, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2006, the Partnership expended $1,228,359 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales completed in 2005.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the three months ended March 31, 2007 and 2006, the Partnership declared distributions of $481,817 and $595,957, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $476,999 and $589,998 and the General Partners received distributions of $4,818 and $5,959 for the periods, respectively. In March 2007 and 2006, the Partnership declared special distributions of net sale proceeds of $57,576 and $171,717, which represented a return of capital of $2.57 and $7.68 per Limited Partnership Unit, respectively. These special distributions resulted in higher distributions in 2006 and a higher distribution payable at March 31, 2007. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2006, two Limited Partners redeemed a total of 80 Partnership Units for $44,230 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 120 Limited Partners redeemed 1,852.26 Partnership Units for $1,444,920. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $447 in 2006.

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


Dated:  May 8, 2007           AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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