Form 10QSB
period 2007-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2007-08-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits 15

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                    2007            2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,084,719     $ 1,083,159

INVESTMENTS IN REAL ESTATE:
  Land                                            6,367,762       6,367,762
  Buildings and Equipment                        12,081,070      12,081,070
  Accumulated Depreciation                       (2,698,915)     (2,494,105)
                                                 -----------     -----------
      Net Investments in Real Estate             15,749,917      15,954,727
                                                 -----------     -----------
           Total Assets                         $16,834,636     $17,037,886
                                                 ===========     ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    31,162     $    84,418
  Distributions Payable                             413,773         413,582
  Unearned Rent                                      79,847          11,135
                                                 -----------     -----------
      Total Current Liabilities                     524,782         509,135
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   13,880          16,068
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,068 Units outstanding                      16,295,974      16,512,683
                                                 -----------     -----------
      Total Partners' Capital                    16,309,854      16,528,751
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $16,834,636     $17,037,886
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                               6/30/07      6/30/06     6/30/07     6/30/06

RENTAL INCOME                 $ 500,890   $ 481,239   $1,000,799   $ 945,813

EXPENSES:
   Partnership Administration -
    Affiliates                   56,736      56,077      110,307     112,659
   Partnership Administration
    and Property Management -
    Unrelated Parties            11,284      16,209       21,938      25,975
   Depreciation                 102,405     102,387      204,810     198,506
                               ---------   ---------   ----------   ---------
        Total Expenses          170,425     174,673      337,055     337,140
                               ---------   ---------   ----------   ---------

OPERATING INCOME                330,465     306,566      663,744     608,673

OTHER INCOME:
   Interest Income               11,369       7,746       23,414      23,960
                               ---------   ---------   ----------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   341,834     314,312      687,158     632,633

Income from Discontinued
 Operations                           0      51,037            0      60,846
                               ---------   ---------   ----------   ---------
NET INCOME                    $ 341,834   $ 365,349   $  687,158   $ 693,479
                               =========   =========   ==========   =========
NET INCOME ALLOCATED:
   General Partners           $   3,419   $   3,654   $    6,872   $   6,935
   Limited Partners             338,415     361,695      680,286     686,544
                               ---------   ---------   ----------   ---------
                              $ 341,834   $ 365,349   $  687,158   $ 693,479
                               =========   =========   ==========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $   15.34   $   14.05   $    30.83   $   28.28
   Discontinued Operations            0        2.28            0        2.72
                               ---------   ---------   ----------   ---------
        Total                 $   15.34   $   16.33   $    30.83   $   31.00
                               =========   =========   ==========   =========
Weighted Average Units
  Outstanding                    22,068      22,148       22,068      22,148
                               =========   =========   ==========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   687,158    $   693,479

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     204,810        198,506
     Gain on Sale of Real Estate                            0        (44,703)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (53,256)       (30,118)
     Increase in Unearned Rent                         68,712         78,150
                                                   -----------    -----------
        Total Adjustments                             220,266        201,835
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       907,424        895,314
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0     (1,228,689)
   Proceeds from Sale of Real Estate                        0        244,594
                                                   -----------    -----------
        Net Cash Used For
           Investing Activities                             0       (984,095)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      191              0
   Distributions to Partners                         (906,055)    (1,020,199)
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                      (905,864)    (1,020,199)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 1,560     (1,108,980)

CASH AND CASH EQUIVALENTS, beginning of period      1,083,159      1,975,518
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,084,719    $   866,538
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ 21,383   $17,038,916  $17,060,299   22,147.74

  Distributions              (10,202)   (1,009,997)  (1,020,199)

  Net Income                   6,935       686,544      693,479
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2006      $ 18,116   $16,715,463  $16,733,579   22,147.74
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2006  $ 16,068   $16,512,683  $16,528,751   22,067.74

  Distributions               (9,060)     (896,995)    (906,055)

  Net Income                   6,872       680,286      687,158
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2007      $ 13,880   $16,295,974  $16,309,854   22,067.74
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

(5)  Discontinued Operations -

     During the first nine months of 2006, the Partnership sold its remaining 15.5376% interest in the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $578,025, which resulted in a net gain of $109,143. The cost and related accumulated depreciation of the interests sold was $492,910 and $24,028, respectively. For the six months ended June 30, 2006, the net gain was $44,073.

     During the first six months of 2007 and 2006, the Partnership distributed $57,576 and $171,717 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.57 and $7.68 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                              Three Months Ended        Six Months Ended
                             6/30/07      6/30/06     6/30/07     6/30/06

Rental Income                $      0   $   6,509     $     0    $ 16,318
Property Management Expenses        0        (175)          0        (175)
Gain on Disposal of Real Estate     0      44,703           0      44,703
                              --------   ---------     -------    --------
   Income from Discontinued
    Operations               $      0   $  51,037     $     0    $ 60,846
                              ========   =========     =======    ========


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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $1,000,799 and $945,813 respectively. In 2007, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on six properties.

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership incurred Partnership administration expenses from affiliated parties of $110,307 and $112,659, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,938 and $25,975, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2007 and 2006, the Partnership recognized interest income of $23,414 and $23,960, respectively.

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

       During the first nine months of 2006, the Partnership sold its remaining 15.5376% interest in the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $578,025, which resulted in a net gain of $109,143. The cost and related accumulated depreciation of the interests sold was $492,910 and $24,028, respectively. For the six months ended June 30, 2006, the net gain was $44,073.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2007, the Partnership's cash balances increased $1,560 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the six months ended June 30, 2006, the Partnership's cash balances decreased $1,108,980 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $895,314 in 2006 to $907,424 in 2007 as a result of an increase in total rental and interest income in 2007 and a decrease in Partnership administration and property management expenses in 2007, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006, the Partnership generated cash flow from the sale of real estate of $244,594. During the six months ended June 30, 2006, the Partnership expended $1,228,689 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales completed in 2005.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the six months ended June 30, 2007 and 2006, the Partnership declared distributions of $906,055 and $1,020,199, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $896,995 and $1,009,997 and the General Partners received distributions of $9,060 and $10,202 for the periods, respectively. In March 2007 and 2006, the Partnership declared special distributions of net sale proceeds of $57,576 and $171,717, which represented a return of capital of $2.57 and $7.68 per Limited Partnership Unit, respectively. These special distributions resulted in higher distributions in 2006. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 6, 2007        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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