Form 10QSB
period 2007-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2007-11-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007  and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                    2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,098,409    $ 1,083,159

INVESTMENTS IN REAL ESTATE:
  Land                                            6,367,762      6,367,762
  Buildings and Equipment                        12,081,070     12,081,070
  Accumulated Depreciation                       (2,801,320)    (2,494,105)
                                                 -----------    -----------
      Net Investments in Real Estate             15,647,512     15,954,727
                                                 -----------    -----------
           Total  Assets                        $16,745,921    $17,037,886
                                                 ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    41,966    $    84,418
  Distributions Payable                             413,773        413,582
  Unearned Rent                                      54,646         11,135
                                                 -----------    -----------
      Total Current Liabilities                     510,385        509,135
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   13,136         16,068
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,068 Units outstanding                      16,222,400     16,512,683
                                                 -----------    -----------
      Total Partners' Capital                    16,235,536     16,528,751
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $16,745,921    $17,037,886
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended       Nine Months Ended
                               9/30/07      9/30/06     9/30/07     9/30/06

RENTAL INCOME                $ 505,652    $ 482,440   $1,506,451  $1,428,253

EXPENSES:
   Partnership Administration -
     Affiliates                 57,591       60,461      167,898     173,120
   Partnership Administration and
     Property Management -
     Unrelated Parties           7,162        5,012       29,100      30,987
   Depreciation                102,405      102,417      307,215     300,923
                              ---------    ---------   ----------  ----------
        Total Expenses         167,158      167,890      504,213     505,030
                              ---------    ---------   ----------  ----------

OPERATING INCOME               338,494      314,550    1,002,238     923,223

OTHER INCOME:
   Interest Income              11,427       10,043       34,841      34,003
                              ---------    ---------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                  349,921      324,593    1,037,079     957,226

Income from Discontinued
  Operations                         0       67,950            0     128,796
                              ---------    ---------   ----------  ----------
NET INCOME                   $ 349,921    $ 392,543   $1,037,079  $1,086,022
                              =========    =========   ==========  ==========
NET INCOME ALLOCATED:
   General Partners          $   3,499    $   3,925   $   10,371  $   10,860
   Limited Partners            346,422      388,618    1,026,708   1,075,162
                              ---------    ---------   ----------  ----------
                             $ 349,921    $ 392,543   $1,037,079  $1,086,022
                              =========    =========   ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $   15.70    $   14.51   $    46.52  $    42.79
   Discontinued Operations        0.00         3.04         0.00        5.75
                              ---------    ---------   ----------  ----------
        Total                $   15.70    $   17.55   $    46.52  $    48.54
                              =========    =========   ==========  ==========
Weighted Average Units
  Outstanding                   22,068       22,148       22,068      22,148
                              =======      =========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,037,079    $ 1,086,022

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     307,215        300,923
     Gain on Sale of Real Estate                            0       (109,143)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (42,452)       (30,011)
     Increase in Unearned Rent                         43,511         25,032
                                                   -----------    -----------
        Total Adjustments                             308,274        186,801
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                     1,345,353      1,272,823
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0     (1,230,939)
   Proceeds from Sale of Real Estate                        0        578,025
                                                   -----------    -----------
        Net Cash Used For
           Investing Activities                             0       (652,914)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      191         57,576
   Distributions to Partners                       (1,330,294)    (1,502,015)
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                    (1,330,103)    (1,444,439)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                15,250       (824,530)

CASH  AND  CASH EQUIVALENTS, beginning of period    1,083,159      1,975,518
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,098,409    $ 1,150,988
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ 21,383  $17,038,916  $17,060,299    22,147.74

  Distributions              (15,020)  (1,486,995)  (1,502,015)

  Net Income                  10,860    1,075,162    1,086,022
                             --------  -----------  -----------   ----------
BALANCE, September 30, 2006 $ 17,223  $16,627,083  $16,644,306    22,147.74
                             ========  ===========  ===========   ==========


BALANCE, December 31, 2006  $ 16,068  $16,512,683  $16,528,751    22,067.74

  Distributions              (13,303)  (1,316,991)  (1,330,294)

  Net Income                  10,371    1,026,708    1,037,079
                             --------  -----------  ----------   -----------
BALANCE, September 30, 2007 $ 13,136  $16,222,400  $16,235,536    22,067.74
                             ========  ===========  ==========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

     During the first nine months of 2007 and 2006, the Partnership distributed $57,576 and $229,293 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.57 and $10.25 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended      Nine Months Ended
                              9/30/07      9/30/06    9/30/07      9/30/06

Rental Income                  $     0   $ 3,510     $     0    $ 19,828
Property Management Expenses         0         0           0        (175)
Gain on Disposal of Real Estate      0    64,440           0     109,143
                                -------   -------     -------    -------
   Income from Discontinued
    Operations                 $     0   $67,950     $     0    $128,796
                                =======   =======     =======    =======

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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $1,506,451 and $1,428,253 respectively. In 2007, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on eight properties.

       For the nine months ended September 30, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $167,898 and $173,120, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,100 and $30,987, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized interest income of $34,841 and $34,003, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2007, the Partnership's cash balances increased $15,250 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the nine months ended September 30, 2006, the Partnership's cash balances decreased $824,530 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $1,272,823 in 2006 to $1,345,353 in 2007 as a result of an increase in total rental and interest income in 2007, a decrease in Partnership administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006, the Partnership generated cash flow from the sale of real estate of $578,025. During the nine months ended September 30, 2006, the Partnership expended $1,230,939 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales completed in 2005.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       For the nine months ended September 30, 2007 and 2006, the Partnership declared distributions of $1,330,294 and $1,502,015, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,316,991 and $1,486,995 and the General Partners received distributions of $13,303 and $15,020 for the periods, respectively. In March 2007, the Partnership declared a special distribution of net sale proceeds of $57,576, which represented a return of capital of $2.57 per Limited Partnership Unit. In March and September 2006, the Partnership declared special distributions of net sale proceeds of $171,717 and $57,576, respectively, which represented a return of capital of $10.25 per Limited Partnership Unit. These special distributions resulted in higher distributions in 2006. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2007, two Limited Partners redeemed a total of 22.7 Partnership Units for $11,562 in accordance with the Partnership Agreement. On October 1, 2006, two Limited Partners redeemed a total of 80 Partnership Units for $44,230. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 120 Limited Partners redeemed 1,852.26 Partnership Units for $1,444,920. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $117 and $447 in 2007 and 2006, respectively.

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


Dated:  November 9, 2007      AEI Net Lease Income & Growth  Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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