Form 10KSB/A
period 2006-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2008-01-11
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A2

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

                        AEI NET LEASE INCOME & GROWTH FUND XX
                        Limited Partnership
                        By: AEI Fund Management XX, Inc.
                            Its Managing General Partner


January 7, 2008         By: /s/ Robert P Johnson
                                Robert P. Johnson, President and Director
                                (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                       Date


/s/Robert P Johnson  President (Principal Executive Officer)  January 7, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer    January 7, 2008
   Patrick W. Keene  (Principal Accounting Officer)