Form 10KSB
period 2007-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2008-03-28
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $1,689,206.

As of February 29, 2008, there were 22,017.042 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,017,042.

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

        The Partnership's properties were purchased without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.4 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity

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

        Subsequent to December 31, 2007, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $2,045,000, which resulted in a net gain of approximately $620,100. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,424,918.

        The  Partnership  is attempting to  sell  its  Red  Robin
restaurant  on Citadel Drive in Colorado Springs,  Colorado.   At
December  31,  2007, the property was classified as  Real  Estate
Held for Sale with a book value of $1,277,088.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2007, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 64% of total rental revenue in 2007. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2008 and future years. However, the tenant of the Champps Americana restaurants will not continue to be a major tenant as one of the properties was sold. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2007.

                           Total Property                 Annual    Annual
                  Purchase  Acquisition                   Lease    Rent Per
Property            Date      Costs        Tenant        Payment    Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                         Summit Family
 (40.1354%)          9/30/93 $  531,331 Restaurants, Inc. $ 92,064  $23.89

Red Robin Restaurant                       Red Robin
 Colorado Springs,CO 2/24/94 $2,229,190    West, Inc.     $325,000  $45.00

Red Robin Restaurant                       Red Robin
 Colorado Springs,CO 2/24/94 $1,755,441    West, Inc.     $156,060  $20.70

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                  RTM
 (1.1177%)           5/16/94 $   13,866    Georgia, Inc.   $  1,947  $43.14

Applebee's Restaurant
 Middletown, OH                            Thomas &
 (5.925%)            7/15/94 $   69,106     King, Inc.     $ 10,255  $31.76

                                            Concord
Applebee's Restaurant                     Neighborhood
 McAllen, TX         12/8/94 $1,320,104   Corporation      $224,994  $41.76

Champps
 Americana Restaurant                       Champps
 Lyndhurst, OH                             Operating
 (.12905%)           4/10/96 $    3,501   Corporation      $    456  $43.27

Champps
 Americana Restaurant                      Champps
 Schaumburg, IL                           Operating
 (.1572%)           12/31/97 $    7,121  Corporation       $    916  $52.22


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                           Total Property                 Annual    Annual
                  Purchase  Acquisition                   Lease    Rent Per
Property            Date      Costs        Tenant        Payment    Sq. Ft.

Champps
 Americana Restaurant                      Champps
 Columbus, OH                             Operating
 (.2706%)            4/16/99 $    9,330  Corporation       $  1,089  $36.71

Champps
 Americana Restaurant                      Champps
 Utica, MI                                Operating
 (44.0%)             2/12/02 $1,511,134  Corporation       $177,718  $47.05

KinderCare                               KinderCare
 Daycare Center                           Learning
 Mayfield Heights,OH 6/14/02 $1,407,058  Centers, Inc.     $146,985  $17.26

Biaggi's Restaurant                         Biaggi's
 Ft. Wayne, IN                            Ristorante
 (50%)                7/3/03 $1,379,346 Italiano, LLC      $130,540  $27.62

Johnny Carino's
 Restaurant                              Kona Restaurant
 Alexandria, LA     11/13/03 $2,144,748    Group, Inc.     $206,950  $34.10

Champps
 Americana Restaurant                       Champps
 West Chester, OH                          Operating
 (50%)               1/13/04 $1,569,884   Corporation      $171,760  $34.58

Jared Jewelry Store
 Hanover, MD                               Sterling
 (50%)                2/9/04 $1,989,105  Jewelers Inc.     $168,551  $58.04

Applebee's Restaurant
 Sandusky, OH
 (45%)               4/30/04 $1,276,943  Apple Ohio LLC    $ 97,254  $43.28

Tractor Supply Company Store
 Mesquite, TX                            Tractor Supply
 (50%)               3/10/06 $1,231,624     Company        $ 87,258  $ 9.15


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

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.4 years. The Lease for the Red Robin restaurant in continuing operations was extended to expire on December 31, 2017. The Lease for the Red Robin restaurant in discontinued operations expires on November 30, 2008. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2007, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 1,528 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $17,545 and $19,262 were made to the General Partners and $1,736,992 and $1,906,991 were made to the Limited Partners in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As  part  of the Limited Partner distributions  discussed
above,  the Partnership distributed net sale proceeds of  $57,000 and $227,000 in 2007 and 2006, respectively.

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

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                                             Maximum Number
                                     Total Number of Units   of Units that May
                Total Number Average Purchased as Part of    Yet Be Purchased
                  of Units   Price   Paid Publicly Announced Under the Plans
Period           Purchased  per Unit Plans or Programs       or Programs

10/1/07 to 10/31/07 22.70    $509.34      1,954.96(1)            (2)

11/1/07 to 11/30/07   --          --            --                --

12/1/07 to 12/31/07   --          --            --                --

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        The Partnership purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For  the  years  ended December 31, 2007  and  2006,  the
Partnership recognized rental income from continuing operations of $1,689,206 and $1,620,066 respectively. In 2007, rental income  increased  due  to  additional  rent  received  from  one
property   acquisition  in  2006  and  rent  increases   on   six
properties.

        For the years ended December 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $219,885 and $229,040, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,947 and $29,471, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the years ended December 31, 2007 and 2006, the Partnership recognized interest income of $45,129 and $46,415, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $252,179, representing rental income less property management expenses and depreciation. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $363,653, representing rental income less property management expenses and depreciation of $254,510 and gain on disposal of real estate of $109,143.

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

        Subsequent to December 31, 2007, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $2,045,000, which resulted in a net gain of approximately $620,100. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,424,918.

        The  Partnership  is attempting to  sell  its  Red  Robin
restaurant  on Citadel Drive in Colorado Springs,  Colorado.   At
December  31,  2007, the property was classified as  Real  Estate
Held for Sale with a book value of $1,277,088.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2007, the Partnership's cash balances increased $19,594 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the year ended December 31, 2006, the Partnership's cash balances decreased $892,359 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $1,732,211 in 2006 to $1,785,625 in 2007 as a result of an increase in total rental income and interest income in 2007 and a decrease in Partnership administration and property management expenses in 2007, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2006, the Partnership generated cash flow from the sale of real estate of $578,025. During the year ended December 31, 2006, the Partnership expended $1,231,624 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales completed in 2005.

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

       For the nine months ended September 30, 2007 and 2006, the Partnership declared distributions of $1,754,537 and $1,926,253, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,736,992 and $1,906,991 and the General Partners received distributions of $17,545 and $19,262 for the periods, respectively. In March 2007, the Partnership declared a special distribution of net sale proceeds of $57,576, which represented a return of capital of $2.57 per Limited Partnership Unit. In March and September 2006, the Partnership declared special distributions of net sale proceeds of $171,717 and $57,576, respectively, which represented a return of capital of $10.25 per Limited Partnership Unit. These special distributions resulted in higher distributions in 2006. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2007, two Limited Partners redeemed a total of 22.7 Partnership Units for $11,562 in accordance with the Partnership Agreement. During 2006, two Limited Partners redeemed a total of 80 Partnership Units for $44,230. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 120 Limited Partners redeemed 1,852.26 Partnership Units for $1,444,920. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $117 and $447 in 2007 and 2006, respectively.

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






    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007 and 2006

Statements for the Years Ended December 31, 2007 and 2006:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2007 and 2006, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                  Certified Public Accountants

Minneapolis, Minnesota
March 24, 2008

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2007            2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,102,753     $ 1,083,159

INVESTMENTS IN REAL ESTATE:
  Land                                           5,130,957       6,367,762
  Buildings and Equipment                        9,992,550      12,081,070
  Accumulated Depreciation                      (2,280,410)     (2,494,105)
                                                -----------     -----------
                                                12,843,097      15,954,727
  Real Estate Held for Sale                      2,702,006               0
                                                -----------     -----------
      Net Investments in Real Estate            15,545,103      15,954,727
                                                -----------     -----------
           Total  Assets                       $16,647,856     $17,037,886
                                                ===========     ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    67,148     $    84,418
  Distributions Payable                            413,767         413,582
  Unearned Rent                                     12,249          11,135
                                                -----------     -----------
      Total Current Liabilities                    493,164         509,135
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  12,328          16,068
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,045 and 22,068 Units outstanding in
   2007 and 2006, respectively                  16,142,364      16,512,683
                                                -----------     -----------
      Total Partners' Capital                   16,154,692      16,528,751
                                                -----------     -----------
       Total Liabilities and Partners'Capital  $16,647,856     $17,037,886
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2007           2006

RENTAL INCOME                                    $ 1,689,206    $ 1,620,066

EXPENSES:
  Partnership Administration - Affiliates            219,885        229,040
  Partnership Administration and Property
     Management - Unrelated Parties                   35,947         29,471
  Depreciation                                       338,525        332,241
                                                  -----------    -----------
      Total Expenses                                 594,357        590,752
                                                  -----------    -----------

OPERATING INCOME                                   1,094,849      1,029,314

OTHER INCOME:
  Interest Income                                     45,129         46,415
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  1,139,978      1,075,729

Income from Discontinued Operations                  252,179        363,653
                                                  -----------    -----------
NET INCOME                                       $ 1,392,157    $ 1,439,382
                                                  ===========    ===========
NET INCOME ALLOCATED:
  General Partners                               $    13,922    $    14,394
  Limited Partners                                 1,378,235      1,424,988
                                                  -----------    -----------
                                                 $ 1,392,157    $ 1,439,382
                                                  ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $     51.15    $     48.13
  Discontinued Operations                              11.32          16.27
                                                  -----------    -----------
      Total                                      $     62.47    $     64.40
                                                  ===========    ===========
Weighted Average Units Outstanding                    22,062         22,128
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,392,157   $ 1,439,382

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     409,624       403,340
     Gain on Sale of Real Estate                            0      (109,143)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (17,270)       15,010
     Increase (Decrease) in Unearned Rent               1,114       (16,378)
                                                   -----------   -----------
       Total Adjustments                              393,468       292,829
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                     1,785,625     1,732,211
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0    (1,231,624)
  Proceeds From Sale of Real Estate                         0       578,025
                                                   -----------   -----------
       Net Cash Used For
           Investing Activities                             0      (653,599)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable          185           (41)
    Distributions to Partners                      (1,754,537)   (1,926,253)
    Redemption Payments                               (11,679)      (44,677)
                                                   -----------   -----------
       Net Cash Used For
         Financing Activities                      (1,766,031)   (1,970,971)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                19,594      (892,359)

CASH AND CASH EQUIVALENTS, beginning of period      1,083,159     1,975,518
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,102,753   $ 1,083,159
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General   Limited                    Units
                             Partners  Partners       Total    Outstanding


BALANCE, December 31, 2005  $ 21,383  $17,038,916  $17,060,299   22,147.74

  Distributions              (19,262)  (1,906,991)  (1,926,253)

  Redemption Payments           (447)     (44,230)     (44,677)     (80.00)

  Net Income                  14,394    1,424,988    1,439,382
                             -------   ----------   ----------   ---------
BALANCE, December 31, 2006    16,068   16,512,683   16,528,751   22,067.74

  Distributions              (17,545)  (1,736,992)  (1,754,537)

  Redemption Payments           (117)     (11,562)     (11,679)     (22.70)

  Net Income                  13,922    1,378,235    1,392,157
                             -------   ----------   ----------   ---------
BALANCE, December 31, 2007  $ 12,328  $16,142,364  $16,154,692   22,045.04
                             =======   ==========   ==========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 44% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Biaggi's restaurant and a 50% interest in a Tractor Supply Company store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. At December 31, 2007, the Partnership owned a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property was owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Jared Jewelry store. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 45% interest in an Applebee's restaurant in Sandusky, Ohio. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                          2007         2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.    $ 219,885  $ 229,040
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                       $  36,704  $  33,940
                                                         ========   ========

c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                      $       0  $  16,824
                                                         ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $       0  $  22,890
                                                         ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.4 years. The Lease for the Red Robin restaurant in continuing operations was extended to expire on December 31, 2017.
     The Lease for the Red Robin restaurant in discontinued operations expires on November 30, 2008. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Champps Americana restaurant in Lyndhurst, Ohio was constructed and acquired in 1996. The Champps Americana restaurant in Schaumburg, Illinois was constructed and acquired in 1997. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The KinderCare daycare center was constructed in 1999 and acquired in 2002. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant was completed in 2004. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Johnny Carino's restaurant was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The Tractor Supply Company store was constructed in 1998 and acquired in 2006. The remaining properties were constructed and acquired in 1994. There have been no costs capitalized as improvements subsequent to the acquisitions.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2007  are   as
     follows:

                                         Buildings and           Accumulated
Property                          Land     Equipment     Total   Depreciation

HomeTown Buffet,
 Albuquerque, NM              $  241,960  $  289,371  $   531,331  $  137,453
Red Robin, Colorado Springs, CO  905,980   1,323,210    2,229,190     611,985
Arby's/Mrs. Winner's, Smyrna, GA   5,775       8,091       13,866       3,738
Applebee's, Middletown, OH        20,844      48,262       69,106      23,888
Applebee's, McAllen, TX          463,553     856,551    1,320,104     411,772
Champps Americana, Lyndhurst, OH   1,024       2,477        3,501         984
Champps Americana, Schaumburg, IL  3,026       4,095        7,121       1,443
Champps Americana, Columbus, OH    2,924       6,406        9,330       1,931
Champps Americana, Utica, MI     543,318     967,816    1,511,134     198,023
KinderCare, Mayfield Heights, OH 289,266   1,117,792    1,407,058     206,482
Biaggi's, Ft. Wayne, IN          503,204     876,142    1,379,346     131,422
Johnny Carino's, Alexandria, LA  549,668   1,595,080    2,144,748     245,887
Jared Jewelry, Hanover, MD       861,052   1,128,053    1,989,105     145,708
Applebee's, Sandusky, OH         412,396     864,547    1,276,943     105,666
Tractor Supply, Mesquite, TX     326,967     904,657    1,231,624      54,028
                               ----------  ----------  -----------  ----------
                              $5,130,957  $9,992,550  $15,123,507  $2,280,410
                               ==========  ==========  ===========  ==========


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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008           $ 1,995,237
                       2009             1,875,070
                       2010             1,893,617
                       2011             1,910,003
                       2012             1,940,070
                       Thereafter      11,950,658
                                       ----------
                                      $21,564,655
                                       ==========

     There were no contingent rents recognized in 2007 and 2006.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                     Industry           2007       2006

     Red Robin West, Inc.        Restaurant      $  509,023   $  475,152
     Champps Operating
      Corporation                Restaurant         350,958      340,116
     Concord Neighborhood
      Corporation                Restaurant         224,994      226,595
     Kona Restaurant Group, Inc. Restaurant         205,072      203,041
                                                  ----------   ----------
     Aggregate rent revenue of major tenants     $1,290,047   $1,244,904
                                                  ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  64%          64%
                                                  ==========   ==========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations -

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

     Subsequent to December 31, 2007, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $2,045,000, which resulted in a net gain of approximately $620,100. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,424,918.

     The   Partnership  is  attempting  to  sell  its  Red  Robin
     restaurant  on Citadel Drive in Colorado Springs,  Colorado.
     At  December 31, 2007, the property was classified  as  Real
     Estate Held for Sale with a book value of $1,277,088.

     During 2007 and 2006, the Partnership distributed net sale proceeds of $57,576 and $229,293 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.57 and $10.25 per
     Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                   2007          2006

     Rental Income                            $  324,035   $  330,078
     Property Management Expenses                   (757)      (4,469)
     Depreciation                                (71,099)     (71,099)
     Gain on Disposal of Real Estate                   0      109,143
                                               ----------   ----------
          Income from Discontinued Operations $  252,179   $  363,653
                                               ==========   ==========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7)  Partners' Capital -

     Cash distributions of $17,545 and $19,262 were made to the General Partners and $1,736,992 and $1,906,991 were made to the Limited Partners for the years ended December 31, 2007 and 2006, respectively. The Limited Partners' distributions represent $78.73 and $86.18 per Limited Partnership Unit outstanding using 22,062 and 22,128 weighted average Units in 2007 and 2006, respectively. The distributions represent $61.95 and $62.40 per Unit of Net Income and $16.78 and
     $23.78 per Unit of return of capital in 2007 and 2006, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $57,000 and $227,000 in 2007 and 2006, respectively.

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

     During 2007, two Limited Partners redeemed a total of 22.7 Partnership Units for $11,562 in accordance with the
     Partnership Agreement. During 2006, two Limited Partners redeemed a total of 80 Partnership Units for $44,230. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received
     distributions   of  $117  and  $447  in   2007   and   2006,
     respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,088.68 per original $1,000 invested.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2007          2006

     Net Income for Financial Reporting Purposes    $1,392,157   $1,439,382

     Depreciation for Tax Purposes Under
       Depreciation for Financial Reporting Purposes
                                                        72,151       59,183

     Income Accrued for Tax Purposes Over (Under)
       Income for Financial Reporting Purposes           1,114      (16,378)

     Gain on Sale of Real Estate for Tax Purposes
       Over Gain for Financial Reporting Purposes            0        1,427
                                                     ----------   ----------
           Taxable Income to Partners               $1,465,422   $1,483,614
                                                     ==========   ==========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                        2007          2006

     Partners' Capital for Financial
       Reporting Purposes                           $16,154,692  $16,528,751

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes               500,239      428,088

     Income Accrued for Tax Purposes Over
         Income for Financial Reporting Purposes         12,249       11,135

     Syndication Costs Treated as Reduction
         of Capital for Financial Reporting Purposes  3,271,273    3,271,273
                                                     -----------  -----------
     Partners' Capital for Tax Reporting Purposes   $19,938,453  $20,239,247
                                                     ===========  ===========


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2007                 2006
                           Carrying      Fair     Carrying      Fair
                            Amount      Value      Amount       Value

     Money Market Funds  $1,102,753   $1,102,753  $1,083,159  $1,083,159
                          ---------    ---------   ---------   ---------
      Total Cash and
        Cash Equivalents $1,102,753   $1,102,753  $1,083,159  $1,083,159
                          =========    =========   =========   =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2008:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2007, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2007.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method      Inception (September 2, 1992)
Compensation               of Compensation           To December 31, 2007

AEI Securities, Inc.  Selling Commissions equal to 8%       $2,398,039
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  819,984
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all         $3,574,323
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method      Inception (September 2, 1992)
Compensation               of Compensation           To December 31, 2007

General Partners and  Reimbursement at Cost for all         $  704,033
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  232,485
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds   $   29,473
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to the extent not previously distributed.
                      10% of distributions of Net Proceeds
                      of Sale thereafter.


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

  ITEM 13.     EXHIBITS. (Continued)

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

    10.13 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan
    Road,  Sandusky, Ohio (incorporated by reference  to  Exhibit
    10.2 of Form 10-QSB filed May 14, 2004).

    10.14 Assignment of Lease dated March 10, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed March 30,
    2006).

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

    32    Certification  of  Chief  Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $  14,550   $ 13,650
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  14,550   $ 13,650
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


                            AEI NET LEASE INCOME & GROWTH FUND XX
                            Limited Partnership
                            By:    AEI Fund Management XX, Inc.
                               Its Managing General Partner


March 24, 2008              By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                          Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 24, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer  March 24, 2008
   Patrick W. Keene  (Principal Accounting Officer)