Form 10-Q
period 2008-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2008-05-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-23778


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)


      State of Minnesota                   41-1729121
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                         (651) 227-7333
                 (Registrant's telephone number)

                        Not  Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X]  Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).    Yes [X]   No


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                      2008          2007
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 3,180,346   $ 1,102,753

INVESTMENTS IN REAL ESTATE:
  Land                                              5,130,957     5,130,957
  Buildings and Equipment                           9,992,550     9,992,550
  Accumulated Depreciation                         (2,365,038)   (2,280,410)
                                                   -----------   -----------
                                                   12,758,469    12,843,097
  Real Estate Held for Sale                         1,277,088     2,702,006
                                                   -----------   -----------
      Net Investments in Real Estate               14,035,557    15,545,103
                                                   -----------   -----------
           Total  Assets                          $17,215,903   $16,647,856
                                                   ===========   ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    44,041   $    67,148
  Distributions Payable                               528,919       413,767
  Unearned Rent                                        73,308        12,249
                                                   -----------   -----------
      Total Current Liabilities                       646,268       493,164
                                                   -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                     16,477        12,328
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,045 Units outstanding                     16,553,158    16,142,364
                                                   -----------   -----------
      Total Partners' Capital                      16,569,635    16,154,692
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $17,215,903   $16,647,856
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                   2008           2007

RENTAL INCOME                                 $   408,107     $   419,699

EXPENSES:
   Partnership Administration - Affiliates         56,755          53,571
   Partnership Administration and Property
      Management - Unrelated Parties               11,841          10,649
   Depreciation                                    84,628          84,630
                                               -----------     -----------
        Total Expenses                            153,224         148,850
                                               -----------     -----------

OPERATING INCOME                                  254,883         270,849

OTHER INCOME:
  Interest Income                                  11,895          12,045
                                               -----------     -----------

INCOME FROM CONTINUING OPERATIONS                 266,778         282,894

Income from Discontinued Operations               687,560          62,430
                                               -----------     -----------
NET INCOME                                    $   954,338     $   345,324
                                               ===========     ===========
NET INCOME ALLOCATED:
   General Partners                           $     9,543     $     3,453
   Limited Partners                               944,795         341,871
                                               -----------     -----------
                                              $   954,338     $   345,324
                                               ===========     ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                       $     11.98     $     12.69
  Discontinued Operations                           30.88            2.80
                                               -----------     -----------
      Total                                   $     42.86     $     15.49
                                               ===========     ===========
Weighted Average Units Outstanding                 22,045          22,068
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   954,338   $   345,324

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      84,628       102,405
     Gain on Sale of Real Estate                     (621,404)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (23,107)      (34,475)
     Increase in Unearned Rent                         61,059        49,192
                                                   -----------   -----------
        Total Adjustments                            (498,824)      117,122
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      455,514       462,446
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                2,046,322             0
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  115,152        57,769
   Distributions to Partners                         (539,395)     (481,817)
                                                   -----------   -----------
        Net Cash Used For
            Financing Activities                     (424,243)     (424,048)
                                                   -----------   -----------
NET INCREASE IN
   CASH AND CASH EQUIVALENTS                        2,077,593        38,398

CASH AND CASH EQUIVALENTS, beginning of period      1,102,753     1,083,159
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 3,180,346   $ 1,121,557
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                Limited
                                                              Partnership
                             General     Limited                  Units
                             Partners    Partners    Total     Outstanding


BALANCE, December 31, 2006  $ 16,068  $16,512,683  $16,528,751    22,067.74

  Distributions               (4,818)    (476,999)    (481,817)

  Net Income                   3,453      341,871      345,324
                             --------  -----------  -----------   ----------
BALANCE, March 31, 2007     $ 14,703  $16,377,555  $16,392,258    22,067.74
                             ========  ===========  ===========   ==========


BALANCE, December 31, 2007  $ 12,328  $16,142,364  $16,154,692    22,045.04

  Distributions               (5,394)    (534,001)    (539,395)

  Net Income                   9,543      944,795      954,338
                             --------  -----------  -----------   ---------
BALANCE, March 31, 2008     $ 16,477  $16,553,158  $16,569,635    22,045.04
                             ========  ===========  ===========   =========





 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Net Lease Income & Growth Fund XX Limited Partnership ("Partnership") was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc. ("AFM"), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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

(5)  Discontinued Operations -

     On February 27, 2008, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,046,322, which resulted in a net gain of $621,404. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,424,918.

     The Partnership is attempting to sell its Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,277,088.

     During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $115,152 and $57,576 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.17 and $2.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2008       2007

     Rental Income                           $  66,161   $ 80,210
     Property Management Expenses                   (5)        (5)
     Depreciation                                    0    (17,775)
     Gain on Disposal of Real Estate           621,404          0
                                              ---------   --------
        Income from Discontinued Operations  $ 687,560   $ 62,430
                                              =========   ========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Recently Issued Accounting Pronouncements -

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) requires, among other things, the expensing of acquisition-related transaction costs. Management anticipates that SFAS 141(R) will be effective for property acquisitions completed on or after January 1, 2009. Management is evaluating the effect that the adoption of SFAS 141(R) will have on the Partnership's results of operations, financial position, and the related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Partnership anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, the Partnership recognized rental income from continuing operations of $408,107 and $419,699 respectively. In 2008, rental income decreased due to lease amendments that reduced the annual rent for two properties. These decreases were partially offset by rent increases on four properties.

        For the three months ended March 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $56,755 and $53,571, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,841 and $10,649, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2008 and 2007, the Partnership recognized interest income of $11,895 and $12,045, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $687,560, representing rental income less property management expenses of $66,156 and gain on disposal of real estate of $621,404. For the three months ended March 31, 2007, the Partnership recognized income from discontinued operations of $62,430, representing rental income less property management expenses and depreciation.

        On  February  27,  2008,  the Partnership  sold  its  50%
interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,046,322, which resulted in a net gain of $621,404. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,424,918.

        The Partnership is attempting to sell its Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,277,088.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2008, the Partnership's cash balances increased $2,077,593 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2007, the Partnership's cash balances increased $38,398 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $462,446 in 2007 to $455,514 in 2008 as a result of a decrease in total rental income and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Partnership generated cash flow from the sale of real estate of $2,046,322.

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

        For the three months ended March 31, 2008 and 2007, the Partnership declared distributions of $539,395 and $481,817, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $534,001 and $476,999 and the General Partners received distributions of $5,394 and $4,818 for the periods, respectively. In March 2008 and 2007, the Partnership declared special distributions of net sale proceeds of $115,152 and $57,576, which represented a return of capital of $5.17 and $2.58 per Limited Partnership Unit, respectively. These special distributions resulted in higher distributions in 2008 and a higher distribution payable at March 31, 2008. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2007, two Limited Partners redeemed a total of 22.7 Partnership Units for $11,562 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 122 Limited Partners redeemed 1,932.26 Partnership Units for $1,489,150. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $117 in 2007.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.RISK FACTORS.

        Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

ITEM 6.EXHIBITS.

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

    32    Certification  of Chief  Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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