Form 10-Q
period 2008-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2008-08-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (orfor such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes   No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008            2007
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,136,652     $ 1,102,753

INVESTMENTS IN REAL ESTATE:
  Land                                            5,110,113       5,130,957
  Buildings and Equipment                         9,944,288       9,992,550
  Accumulated  Depreciation                      (2,425,041)     (2,280,410)
                                                 -----------     -----------
                                                 12,629,360      12,843,097
  Real Estate Held for Sale                       1,277,088       2,702,006
                                                 -----------     -----------
      Net Investments in Real Estate             13,906,448      15,545,103
                                                 -----------     -----------
           Total  Assets                        $17,043,100     $16,647,856
                                                 ===========     ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    34,427     $    67,148
  Distributions Payable                             576,617         413,767
  Unearned Rent                                      85,696          12,249
                                                 -----------     -----------
      Total Current Liabilities                     696,740         493,164
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   14,245          12,328
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,045 Units outstanding                   16,332,115      16,142,364
                                                 -----------     -----------
      Total Partners' Capital                    16,346,360      16,154,692
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $17,043,100     $16,647,856
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                 Three Months Ended      Six Months Ended
                               6/30/08       6/30/07    6/30/08     6/30/07

RENTAL INCOME                $  407,740   $  417,136   $  813,283  $  834,271

EXPENSES:
   Partnership Administration -
    Affiliates                   58,629       56,736      115,384     110,307
   Partnership Administration
    and Property Management -
    Unrelated Parties            15,968       11,172       27,659      21,671
   Depreciation                  84,259       84,262      168,519     168,524
                              ----------   ----------   ----------  ----------
    Total Expenses              158,856      152,170      311,562     300,502
                              ----------   ----------   ----------  ----------

OPERATING INCOME                248,884      264,966      501,721     533,769

OTHER INCOME:
   Interest Income               13,181       11,369       25,076      23,414
                              ----------   ----------   ----------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   262,065      276,335      526,797     557,183

Income from Discontinued
  Operations                    101,529       65,499      791,135     129,975
                              ----------   ----------   ----------   ---------
NET INCOME                   $  363,594   $  341,834   $1,317,932   $ 687,158
                              ==========   ==========   ==========   =========
NET INCOME ALLOCATED:
   General Partners          $    3,636   $    3,419   $   13,179   $   6,872
   Limited Partners             359,958      338,415    1,304,753     680,286
                              ----------   ----------   ----------   ---------
                             $  363,594   $  341,834   $1,317,932   $ 687,158
                              ==========   ==========   ==========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    11.77   $    12.40   $    23.66   $   25.00
   Discontinued Operations         4.56         2.94        35.53        5.83
                              ----------   ----------   ----------   ---------
        Total                $    16.33   $    15.34   $    59.19   $   30.83
                              ==========   ==========   ==========   =========
Weighted Average Units
  Outstanding                    22,045       22,068       22,045      22,068
                              ==========   ==========   ==========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                      2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,317,932   $   687,158

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                     169,133       204,810
     Gain on Sale of Real Estate                     (682,938)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (32,721)      (53,256)
     Increase in Unearned Rent                         73,447        68,712
                                                   -----------   -----------
        Total Adjustments                            (473,079)      220,266
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                       844,853       907,424
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                2,152,460             0
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  162,850           191
   Distributions to Partners                       (1,126,264)     (906,055)
                                                   -----------   -----------
        Net Cash Used For
           Financing Activities                      (963,414)     (905,864)
                                                   -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             2,033,899         1,560

CASH AND CASH EQUIVALENTS, beginning of period      1,102,753     1,083,159
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 3,136,652   $ 1,084,719
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 16,068   $16,512,683  $16,528,751   22,067.74

  Distributions               (9,060)     (896,995)    (906,055)

  Net Income                   6,872       680,286      687,158
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2007      $ 13,880   $16,295,974  $16,309,854   22,067.74
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2007  $ 12,328   $16,142,364  $16,154,692   22,045.04

  Distributions              (11,262)   (1,115,002)  (1,126,264)

  Net Income                  13,179     1,304,753    1,317,932
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2008      $ 14,245   $16,332,115  $16,346,360   22,045.04
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

(5)  Discontinued Operations -

     On February 27, 2008, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $632,104. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,424,918.

     On June 30, 2008, the Partnership sold its 5.9250% interest in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of $95,438, which resulted in a net gain of $50,834. The cost and related accumulated depreciation of the interest sold was $69,106 and $24,502, respectively.

     The Partnership is attempting to sell its Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,277,088.

     During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $286,869 and $57,576 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $12.88 and $2.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                               Three Months Ended     Six Months Ended
                              6/30/08      6/30/07   6/30/08    6/30/07

 Rental Income                 $ 40,753  $ 83,754   $ 109,478   $ 166,528
 Property Management Expenses      (512)     (112)       (667)       (267)
 Depreciation                      (246)  (18,143)       (614)    (36,286)
 Gain on Disposal of Real Estate 61,534         0     682,938           0
                                --------  --------   ---------   ---------
 Income from Discontinued
   Operations                  $101,529  $ 65,499   $ 791,135   $ 129,975
                                ========  ========   =========   =========


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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $813,283 and $834,271 respectively. In 2008, rental income decreased due to lease amendments that reduced the annual rent for two properties. These decreases were partially offset by rent increases on four properties.

        For  the  six  months ended June 30, 2008 and  2007,  the
Partnership incurred Partnership administration expenses from affiliated parties of $115,384 and $110,307, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,659 and $21,671, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2008 and 2007, the Partnership recognized interest income of $25,076 and $23,414, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2008, the Partnership recognized income from discontinued operations of $791,135, representing rental income less property management expenses and depreciation of $108,197 and gain on disposal of real estate of $682,938. For the six months ended June 30, 2007, the Partnership recognized income from discontinued operations of $129,975, representing rental income less property management expenses and depreciation.

        On  February  27,  2008,  the Partnership  sold  its  50%
interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $632,104. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,424,918.

        On June 30, 2008, the Partnership sold its 5.9250% interest in the Applebee's restaurant in Middletown, Ohio to an unrelated third party. The Partnership received net sale proceeds of $95,438, which resulted in a net gain of $50,834. The cost and related accumulated depreciation of the interest sold was $69,106 and $24,502, respectively.

        The Partnership is attempting to sell its Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,277,088.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2008, the Partnership's cash balances increased $2,033,899 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2007, the Partnership's cash balances increased $1,560 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $907,424 in 2007 to $844,853 in 2008 as a result of a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2008, the Partnership generated cash flow from the sale of real estate of $2,152,460.

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

        For the six months ended June 30, 2008 and 2007, the Partnership declared distributions of $1,126,264 and $906,055, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,115,002 and $896,995 and the General Partners received distributions of $11,262 and $9,060 for the periods, respectively. In March 2007, the Partnership declared a special distribution of net sale proceeds of $57,576. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $115,152 and $171,717, respectively, which resulted in higher distributions in 2008 and a higher distribution payable at June 30, 2008. These special distributions represented a return of capital of $12.88 and $2.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

       Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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


Dated:  August 8, 2008        AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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