Form 10-Q
period 2008-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2008-11-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December  31, 2007

         Statements for the Periods ended September 30, 2008 and 2007:

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

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,874,062    $ 1,102,753

INVESTMENTS IN REAL ESTATE:
  Land                                             5,110,113      5,130,957
  Buildings and Equipment                          9,944,288      9,992,550
  Accumulated Depreciation                        (2,509,303)    (2,280,410)
                                                  ----------     ----------
                                                  12,545,098     12,843,097
  Real Estate Held for Sale                        1,277,088      2,702,006
                                                  ----------     ----------
      Net Investments in Real Estate              13,822,186     15,545,103
                                                  ----------     ----------
           Total  Assets                         $16,696,248    $16,647,856
                                                  ==========     ==========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    40,022    $    67,148
  Distributions Payable                              404,901        413,767
  Unearned Rent                                       12,249         12,249
                                                  ----------      ----------
      Total Current Liabilities                      457,172        493,164
                                                  ----------      ----------
PARTNERS' CAPITAL:
  General Partners                                    13,172         12,328
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,045 Units outstanding                       16,225,904      16,142,364
                                                  ----------      ----------
      Total Partners' Capital                     16,239,076      16,154,692
                                                  ----------      ----------
        Total Liabilities and Partners' Capital  $16,696,248     $16,647,856
                                                  ==========      ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended       Nine Months Ended
                               9/30/08      9/30/07     9/30/08     9/30/07

RENTAL INCOME                 $ 409,437   $ 421,898   $1,222,720   $1,256,170

EXPENSES:
   Partnership Administration -
     Affiliates                  57,202      57,591      172,586      167,898
   Partnership Administration
     and Property Management -
     Unrelated Parties           12,331       6,548       39,990       28,219
   Depreciation                  84,262      84,262      252,781      252,786
                               ---------   ---------   ----------   ----------
        Total Expenses          153,795     148,401      465,357      448,903
                               ---------   ---------   ----------   ----------

OPERATING INCOME                255,642     273,497      757,363      807,267

OTHER INCOME:
   Interest Income               13,574      11,427       38,650       34,841
                               ---------   ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                   269,216     284,924      796,013      842,108

Income from Discontinued
  Operations                     38,653      64,997      829,788      194,971
                               ---------   ---------   ----------   ----------
NET INCOME                    $ 307,869   $ 349,921   $1,625,801   $1,037,079
                               =========   =========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners           $   3,079   $   3,499   $   16,258   $   10,371
   Limited Partners             304,790     346,422    1,609,543    1,026,708
                               ---------   ---------   ----------   ----------
                              $ 307,869   $ 349,921   $1,625,801   $1,037,079
                               =========   =========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $   12.09   $   12.77   $    35.75   $    37.77
   Discontinued Operations         1.74        2.93        37.26         8.75
                               ---------   ---------   ----------   ----------
        Total                 $   13.83   $   15.70   $    73.01   $    46.52
                               =========   =========   ==========   ==========
Weighted Average Units
  Outstanding                    22,045      22,068       22,045       22,068
                               =========   =========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                        2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $ 1,625,801   $ 1,037,079

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      253,395       307,215
     Gain on Sale of Real Estate                      (682,938)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (27,126)      (42,452)
     Increase in Unearned Rent                               0        43,511
                                                    -----------   -----------
        Total Adjustments                             (456,669)      308,274
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                      1,169,132     1,345,353
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 2,152,460             0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable        (8,866)          191
    Distributions to Partners                       (1,541,417)   (1,330,294)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,550,283)   (1,330,103)
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              1,771,309        15,250

CASH AND CASH EQUIVALENTS, beginning of period       1,102,753     1,083,159
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,874,062   $ 1,098,409
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                    Limited
                                                                 Partnership
                             General     Limited                     Units
                             Partners    Partners        Total    Outstanding


BALANCE, December 31, 2006  $ 16,068    $16,512,683   $16,528,751   22,067.74

  Distributions              (13,303)    (1,316,991)   (1,330,294)

  Net Income                  10,371      1,026,708     1,037,079
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2007 $ 13,136    $16,222,400   $16,235,536   22,067.74
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2007  $ 12,328    $16,142,364   $16,154,692   22,045.04

  Distributions              (15,414)    (1,526,003)   (1,541,417)

  Net Income                  16,258      1,609,543     1,625,801
                             -------     -----------   -----------  ----------
BALANCE, September 30, 2008 $ 13,172    $16,225,904   $16,239,076   22,045.04
                             =======     ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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

     The Partnership is attempting to sell its Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. At September 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,277,088.

     During  the  first  nine  months  of  2008  and  2007,   the
     Partnership distributed net sale proceeds of $286,869 and $57,576 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $12.88 and $2.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended      Nine Months Ended
                                 9/30/08      9/30/07    9/30/08      9/30/07

 Rental Income                  $ 39,015    $ 83,754   $ 148,493   $ 250,281
 Property Management Expenses       (362)       (614)     (1,029)       (881)
 Depreciation                          0     (18,143)       (614)    (54,429)
 Gain on Disposal of Real Estate       0           0     682,938           0
                                 --------    --------   ---------   ---------
 Income from Discontinued
  Operations                    $ 38,653    $ 64,997   $ 829,788   $ 194,971
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

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Partnership's results of operations, financial position, and the related disclosures.

ITEM  2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $1,222,720 and $1,256,170 respectively. In 2008, rental income decreased due to lease amendments that reduced the annual rent for two properties. These decreases were partially offset by rent increases on five properties.

       For the nine months ended September 30, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $172,586 and $167,898, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $39,990 and $28,219, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized interest income of $38,650 and $34,841, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2008, the Partnership recognized income from discontinued operations of $829,788, representing rental income less property management expenses and depreciation of $146,850 and gain on disposal of real estate of $682,938. For the nine months ended September 30, 2007, the Partnership recognized income from discontinued operations of $194,971, representing rental income less property management expenses and depreciation.

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

        The Partnership is attempting to sell its Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. At September 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,277,088.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2008, the Partnership's cash balances increased $1,771,309 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2007, the Partnership's cash balances increased $15,250 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $1,345,353 in 2007 to $1,169,132 in 2008 as a result of a decrease in total rental and interest income in 2008, an increase in Partnership administration and property management expenses in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2008, the Partnership generated cash flow from the sale of real estate of $2,152,460.

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

       For the nine months ended September 30, 2008 and 2007, the Partnership declared distributions of $1,541,417 and $1,330,294, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,526,003 and $1,316,991 and the General Partners received distributions of $15,414 and $13,303 for the periods, respectively. In March 2007, the Partnership declared a special distribution of net sale proceeds of $57,576. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $115,152 and $171,717, respectively, which resulted in higher distributions in 2008. These special distributions represented a return of capital of $12.88 and $2.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

       During 2008, the Partnership did not redeem any Units from the Limited Partners. During 2007, two Limited Partners redeemed a total of 22.7 Partnership Units for $11,562 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 122 Limited Partners redeemed 1,932.26 Partnership Units for $1,489,150. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $117 in 2007.

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

                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated:  November 7, 2008      AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)