Form 10-K
period 2008-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2009-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class     Name of each exchange on which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:
                      Limited Partnership Units
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.  Yes   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer          Accelerated filer
   Non-accelerated  filer           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the  Act).  Yes    No [X]

As of June 30, 2008, there were 22,017.042 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,017,042.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

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


ITEM 1.   BUSINESS.  (Continued)

        In December 2008, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within 24 months. On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal. As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

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

Property Activity During the Last Three Years

         As of December 31, 2005, the Partnership owned a significant interest in twelve properties and a minor interest in five properties with a total original cost of $17,710,118, including acquisition expenses. During the years ended December 31, 2006 and 2008, the Partnership sold three property interests and received net sale proceeds of $578,025, and $2,152,460, which resulted in net gains of $109,143, and $682,938, respectively. During 2006, the Partnership purchased one additional property for $1,231,624 with property sales proceeds. As of December 31, 2008, the Partnership owned a significant interest in ten properties and a minor interest in four properties with a total original cost of $16,648,754, including acquisition expenses.

        Subsequent to December 31, 2008, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of approximately $2,232,600, which resulted in a net gain of approximately $393,300. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively.

Major Tenants

        During 2008, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 62% of total rental revenue in 2008. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2009 and future years. However, the tenant of the Johnny Carino's restaurant will not continue to be a major tenant as the restaurant was sold in 2009. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.


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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2008.

                               Total Property               Annual    Annual
                      Purchase  Acquisition                 Lease     Rent Per
Property                Date      Costs        Tenant       Payment   Sq. Ft.

HomeTown
 Buffet Restaurant
 Albuquerque, NM                             Summit Family
 (40.1354%)            9/30/93  $  531,331  Restaurants, Inc. $ 48,162 $12.50

Red Robin Restaurant                          Red Robin
  Colorado Springs, CO 2/24/94  $2,229,190    West, Inc.      $325,000 $45.00

Red Robin Restaurant
 Colorado Springs, CO  2/24/94  $1,755,441      (1)

Arby's/Mrs. Winner's
 Restaurant
 Smyrna, GA                                     RTM
 (1.1177%)             5/16/94  $   13,866  Georgia, Inc.     $  1,947 $43.14

                                              Concord
Applebee's Restaurant                      Neighborhood
 McAllen, TX           12/8/94  $1,320,104  Corporation       $224,994 $41.76

Champps
 Americana Restaurant                         Champps
 Lyndhurst, OH                               Operating
 (.12905%)             4/10/96  $    3,501  Corporation       $    489 $46.40

Champps
 Americana Restaurant                         Champps
 Schaumburg, IL                              Operating
 (.1572%)             12/31/97  $    7,121  Corporation       $    916 $52.22

Champps
 Americana Restaurant                         Champps
 Columbus, OH                                Operating
 (.2706%)              4/16/99  $    9,330  Corporation       $  1,170 $39.44

ITEM 2.   PROPERTIES.  (Continued)

                               Total Property               Annual    Annual
                      Purchase  Acquisition                 Lease     Rent Per
Property                Date      Costs        Tenant       Payment   Sq. Ft.

Champps
 Americana Restaurant                         Champps
 Utica, MI                                   Operating
 (44%)                 2/12/02  $1,511,134  Corporation       $190,780 $50.51

KinderCare                                   KinderCare
 Daycare Center                               Learning
 Mayfield Heights, OH  6/14/02  $1,407,058   Centers, Inc.    $146,985 $17.26

Biaggi's Restaurant                            Biaggi's
 Ft. Wayne, IN                               Ristorante
 (50%)                  7/3/03  $1,379,346  Italiano, LLC     $130,540 $27.62

Johnny Carino's
 Restaurant                                Kona Restaurant
 Alexandria, LA       11/13/03  $2,144,748    Group, Inc.     $209,020 $34.44

Jared Jewelry Store
 Hanover, MD                                  Sterling
 (50%)                  2/9/04  $1,989,105  Jewelers Inc.     $168,551 $58.04

Applebee's Restaurant
 Sandusky, OH
 (45%)                 4/30/04  $1,276,943  Apple Ohio LLC    $104,549 $46.53

Tractor Supply Company Store
 Mesquite, TX                              Tractor Supply
 (50%)                 3/10/06  $1,231,624    Company         $100,344 $10.52

(1)  The property is vacant and listed for sale.


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant and the Tractor Supply Company store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Jared Jewelry store is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI
Income & Growth Fund 24 LLC. The remaining interests in the Champps Americana restaurants in Lyndhurst and Columbus, Ohio, and Schaumburg, Illinois, the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

ITEM 2.   PROPERTIES.  (Continued)

        The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

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

        At December 31, 2008, all properties listed above were 100% occupied. The only exception is the Red Robin restaurant in Colorado Springs, Colorado which became vacant on November 30,
2008 when the lease term expired.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        In December 2008, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months (Proposal #1) or to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within 24 months (Proposal #2). In order for a proposal to be approved, a majority of the 22,017 eligible Units must be voted in favor of the proposal.

        On January 9, 2009, the votes were counted. The results were 13,318 Units voted for Proposal #1, 308 voted against, 100 abstained and 1,012 Units voted for Proposal #2, 3,929 voted against, 193 abstained. As a result, Proposal #1 to continue the Partnership for an additional 60 months was approved.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 1,533 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $19,566 and $17,545 were made to the General Partners and $1,937,005 and $1,736,992 were made to the Limited Partners for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $343,718 and $57,000 in 2008 and 2007, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2008, the Partnership did not purchase any Units.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For  the  years  ended December 31, 2008  and  2007,  the
Partnership recognized rental income from continuing operations of $1,428,006 and $1,473,879 respectively. In 2008, rental income decreased due to lease amendments that reduced the annual rent for two properties. These decreases were partially offset by rent increases on five properties.

        For the years ended December 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $269,900 and $219,885, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were higher in 2008, when compared to 2007, mainly due to additional expenses related to property sale activities in the second half of 2008 and the proxy statement that was mailed to Limited Partners in December 2008. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $59,583 and $35,345, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2008, when compared to 2007, mainly due to legal and postage expenses related to the proxy statement.

        For the years ended December 31, 2008 and 2007, the Partnership recognized interest income of $48,873 and $45,129, respectively. In 2008, interest income increased due to the Partnership having more money invested in a money market account due to property sales. The effect of the higher account balance was partially offset by lower money market interest rates in 2008, when compared to 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2008, the Partnership recognized income from discontinued operations of $838,529, representing rental income less property management expenses and depreciation of $316,679 and gain on disposal of real estate of $682,938, which were partially offset by a real estate impairment loss of $161,088. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $405,822, representing rental income less property management expenses and depreciation.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On November 30, 2008, the Lease term expired for the Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Colorado Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The loss of rent and increased expenses related to this property will decrease the Partnership's cash flow in the future. Consequently, beginning with the first quarter of 2009, the Partnership is reducing its regular distribution rate until the property can be sold and the proceeds reinvested in additional property.

       Based on an analysis of market conditions in the area, the Partnership has determined the Red Robin restaurant is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the book value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. The charge was recorded against the cost of the land and building. At December 31, 2008 and 2007, the property was classified as Real Estate Held for Sale.

        Subsequent to December 31, 2008, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of approximately $2,232,600, which resulted in a net gain of approximately $393,300. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,839,252.

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2008, the Partnership's cash balances increased $1,739,281 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2007, the Partnership's cash balances increased $19,594 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $1,785,625 in 2007 to $1,551,637 in 2008 as a result of a decrease in total rental income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2008, the Partnership generated cash flow from the sale of real estate of $2,152,460.

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

        For the years ended December 31, 2008 and 2007, the Partnership declared distributions of $1,956,571 and $1,754,537, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,937,005 and $1,736,992 and the General Partners received distributions of $19,566 and $17,545 for the years, respectively. In March 2007, the Partnership declared a special distribution of net sale proceeds of $57,576. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $115,152 and $171,717, respectively, which resulted in higher distributions in 2008.

       During 2008 and 2007, the Partnership distributed net sale proceeds of $347,190 and $57,576 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $15.59 and $2.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.





    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008 and 2007

Statements for the Years Ended December 31, 2008 and 2007:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2008 and 2007, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2008          2007
CURRENT ASSETS:
  Cash                                            $ 2,842,034   $ 1,102,753

INVESTMENTS IN REAL ESTATE:
  Land                                              4,560,445     5,130,957
  Buildings and Equipment                           8,349,208     9,992,550
  Accumulated Depreciation                         (2,288,065)   (2,280,410)
                                                   -----------   -----------
                                                   10,621,588    12,843,097
  Real Estate Held for Sale                         2,955,252     2,702,006
                                                   -----------   -----------
      Net Investments in Real Estate               13,576,840    15,545,103
                                                   -----------   -----------
           Total  Assets                          $16,418,874   $16,647,856
                                                   ===========   ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    98,024   $    67,148
  Distributions Payable                               405,522       413,767
  Unearned Rent                                         8,712        12,249
                                                   -----------   -----------
      Total Current Liabilities                       512,258       493,164
                                                   -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                      9,847        12,328
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,045 Units outstanding                       15,896,769    16,142,364
                                                   -----------   -----------
      Total Partners' Capital                      15,906,616    16,154,692
                                                   -----------   -----------
       Total Liabilities and Partners' Capital    $16,418,874   $16,647,856
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2008         2007

RENTAL INCOME                                     $ 1,428,006   $ 1,473,879

EXPENSES:
  Partnership Administration - Affiliates             269,900       219,885
  Partnership Administration and Property
     Management - Unrelated Parties                    59,583        35,345
  Depreciation                                        277,430       277,443
                                                   -----------   -----------
      Total Expenses                                  606,913       532,673
                                                   -----------   -----------

OPERATING INCOME                                      821,093       941,206

OTHER INCOME:
  Interest Income                                      48,873        45,129
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     869,966       986,335

Income from Discontinued Operations                   838,529       405,822
                                                   -----------   -----------
NET INCOME                                        $ 1,708,495   $ 1,392,157
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $    17,085   $    13,922
  Limited Partners                                  1,691,410     1,378,235
                                                   -----------   -----------
                                                  $ 1,708,495   $ 1,392,157
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     39.07   $     44.26
  Discontinued Operations                               37.66         18.21
                                                   -----------   -----------
       Total                                      $     76.73   $     62.47
                                                   ===========   ===========
Weighted Average Units Outstanding                     22,045        22,062
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2008         2007

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,708,495   $ 1,392,157

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      337,653       409,624
     Real Estate Impairment                            161,088             0
     Gain on Sale of Real Estate                      (682,938)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       30,876       (17,270)
     Increase (Decrease) in Unearned Rent               (3,537)        1,114
                                                    -----------   -----------
       Total Adjustments                              (156,858)      393,468
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,551,637     1,785,625
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds From Sale of Real Estate                  2,152,460             0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (1,964,816)   (1,754,352)
  Redemption Payments                                        0       (11,679)
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,964,816)   (1,766,031)
                                                    -----------   -----------

NET INCREASE IN CASH                                 1,739,281        19,594

CASH, beginning of year                              1,102,753     1,083,159
                                                    -----------   -----------
CASH, end of year                                  $ 2,842,034   $ 1,102,753
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 16,068   $16,512,683  $16,528,751   22,067.74

   Distributions Declared    (17,545)   (1,736,992)  (1,754,537)

  Redemption Payments           (117)      (11,562)     (11,679)     (22.70)

  Net Income                  13,922     1,378,235    1,392,157
                             -------    ----------   ----------   ---------
BALANCE, December 31, 2007    12,328    16,142,364   16,154,692   22,045.04

   Distributions Declared    (19,566)   (1,937,005)  (1,956,571)

  Net Income                  17,085     1,691,410    1,708,495
                             -------    ----------   ----------   ---------
BALANCE, December 31, 2008  $  9,847   $15,896,769  $15,906,616   22,045.04
                             =======    ==========   ==========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     In December 2008, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within 24 months. On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal. As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited in one financial institution and at times during the year it may exceed
       FDIC insurance limits.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

       The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Fair Value Measurements

       Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008. SFAS 157's requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008.

       Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Partnership has no assets or liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement. When testing for recoverability of properties under SFAS No.144, Accounting for the
       Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. Additionally, SFAS 141(R) requires that an acquirer must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141(R) became effective on January 1, 2009. We expect the adoption of SFAS 141(R) to have an impact on our results of operations to the extent properties are acquired in 2009 and future years. Acquisition expenses, which are currently capitalized as Investments in Real Estate, will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on operations through a reduction in depreciation expense over the estimated life of the properties.

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Champps Americana restaurant in Utica, Michigan (44% - AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Biaggi's restaurant (50% - AEI Net Lease Income & Growth Fund XIX Limited Partnership); Jared Jewelry store (50% - AEI Income & Growth Fund XXI Limited Partnership); Applebee's restaurant in Sandusky, Ohio (45% - AEI Income & Growth Fund 24 LLC) and Tractor Supply Company store (50% - AEI Net Lease Income & Growth Fund XIX Limited Partnership).

     The Partnership owned a 50% interest in a Champps Americana restaurant in West Chester, Ohio. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2007.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                          Total Incurred by the Partnership
                                           for the Years Ended December 31

                                                           2008         2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  with the Limited Partners.                            $ 269,900   $ 219,885
                                                         ========    ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property  costs.                                      $  64,307   $  36,704
                                                         ========    ========
c.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $  34,480   $       0
                                                         ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.4 years. The Lease for the Red Robin restaurant in continuing operations was extended to expire on December 31, 2017.
     The Lease for the Red Robin restaurant in discontinued operations expired on November 30, 2008. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2008  are   as
     follows:
                                  Buildings and             Accumulated
Property                   Land     Equipment      Total    Depreciation

HomeTown Buffet,
 Albuquerque, NM       $  241,960  $  289,371  $   531,331  $  147,099
Red Robin,
 Colorado Springs, CO     905,980   1,323,210    2,229,190     656,092
Arby's/Mrs. Winner's,
 Smyrna, GA                 5,775       8,091       13,866       4,004
Applebee's, McAllen, TX   463,553     856,551    1,320,104     438,000
Champps Americana,
 Lyndhurst, OH              1,024       2,477        3,501       1,066
Champps Americana,
 Schaumburg, IL             3,026       4,095        7,121       1,576
Champps Americana,
 Columbus, OH               2,924       6,406        9,330       2,153
Champps Americana,
 Utica, MI                543,318     967,816    1,511,134     231,729
KinderCare,
 Mayfield Heights, OH     289,266   1,117,792    1,407,058     243,742
Biaggi's, Ft. Wayne, IN   503,204     876,142    1,379,346     160,627
Jared Jewelry,Hanover, MD 861,052   1,128,053    1,989,105     183,310
Applebee's, Sandusky, OH  412,396     864,547    1,276,943     134,484
Tractor Supply,
 Mesquite,   TX           326,967     904,657    1,231,624      84,183
                        ----------  ----------  -----------  ----------
                       $4,560,445  $8,349,208  $12,909,653  $2,288,065
                        ==========  ==========  ===========  ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet  restaurant,  a 1.1177% interest  in  an  Arby's/Mrs.
     Winner's restaurant, a .12905% interest in a Champps Americana restaurant in Lyndhurst, Ohio, a .1572% interest in a Champps Americana restaurant in Schaumburg, Illinois and a .2706% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009           $ 1,653,687
                       2010             1,671,785
                       2011             1,641,765
                       2012             1,660,699
                       2013             1,659,665
                       Thereafter       8,406,763
                                       -----------
                                      $16,694,364
                                       ===========

     There were no contingent rents recognized in 2008 and 2007.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                           Industry       2008         2007

     Red Robin West, Inc.              Restaurant   $  468,055   $  509,023
     Concord Neighborhood Corporation  Restaurant      224,994      224,994
     Champps Operating Corporation     Restaurant      218,285      350,958
     Kona Restaurant Group, Inc.       Restaurant      207,123      205,072
                                                     ----------   ----------
     Aggregate rent revenue of major tenants        $1,118,457   $1,290,047
                                                     ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                     62%          64%
                                                     ==========   ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Discontinued Operations -

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

     On November 30, 2008, the Lease term expired for the Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Colorado Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

     Based on an analysis of market conditions in the area, the Partnership has determined the Red Robin restaurant is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the book value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. The charge was recorded against the cost of the land and building. At December 31, 2008 and 2007, the property was classified as Real Estate Held for Sale.

     Subsequent to December 31, 2008, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of approximately $2,232,600, which resulted in a net gain of approximately $393,300. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,839,252.

     During 2008 and 2007, the Partnership distributed net sale proceeds of $347,190 and $57,576 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $15.59 and $2.58 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2008       2007

     Rental Income                            $ 381,626   $ 539,362
     Property Management Expenses                (4,724)     (1,359)
     Depreciation                               (60,223)   (132,181)
     Real Estate Impairment                    (161,088)          0
     Gain on Disposal of Real Estate            682,938           0
                                               ---------   ---------
        Income from Discontinued Operations   $ 838,529   $ 405,822
                                               =========   =========

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2008  and  2007,  the
     Partnership declared distributions of $1,956,571 and $1,754,537, respectively. The Limited Partners received distributions of $1,937,005 and $1,736,992 and the General Partners received distributions of $19,566 and $17,545 for the years, respectively. The Limited Partners' distributions represent $87.87 and $78.73 per Limited Partnership Unit outstanding using 22,045 and 22,062 weighted average Units in 2008 and 2007, respectively. The distributions represent $76.73 and $61.95 per Unit of Net Income and $11.14 and $16.78 per Unit of return of capital in 2008 and 2007, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $343,718 and $57,000 in 2008 and 2007, respectively.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(7)  Partners' Capital - (Continued)

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

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                           2008        2007

     Net  Income  for Financial Reporting Purposes    $1,708,495  $1,392,157

     Depreciation for Tax Purposes Under
       Depreciation for Financial Reporting Purposes      29,819      72,151

     Income Accrued for Tax Purposes Over (Under)
        Income for Financial Reporting  Purposes          (3,537)      1,114

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                    161,088           0

     Gain on Sale of Real Estate for Tax Purposes
       Under Gain for Financial Reporting Purposes       (14,233)          0
                                                       ----------  ---------
           Taxable Income to Partners                 $1,881,632  $1,465,422
                                                       ==========  =========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2008         2007

    Partners'Capital for Financial Reporting Purposes  $15,906,616 $16,154,692

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                  676,913     500,239

     Income Accrued for Tax Purposes Over
           Income  for  Financial  Reporting  Purposes       8,712      12,249

     Syndication Costs Treated as Reduction
          of  Capital For Financial Reporting Purposes   3,271,273   3,271,273
                                                        ----------  ----------
     Partners'  Capital for Tax Reporting Purposes     $19,863,514 $19,938,453
                                                        ==========  ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2009:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2008, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2008.

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method     Inception (September 14, 1990)
Compensation                of Compensation          To December 31, 2008

AEI Securities, Inc.  Selling Commissions equal to 8%        $2,398,039
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  819,984
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all          $3,844,223
Affiliates            Administrative Expenses attributable
                      to the Fund, including all
                      expenses related to management of
                      the Fund's properties and all other
                      transfer  agency, reporting, partner
                      relations and other administrative
                      functions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method     Inception (September 14, 1990)
Compensation                of Compensation          To December 31, 2008

General Partners and  Reimbursement at Cost for all          $  738,513
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal year $  248,579
                      until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any
                      remaining Net Cash Flow in such
                      fiscal year.

General Partners      1% of distributions of Net Proceeds    $   32,945
                      of Sale until Limited Partners have
                      received an amount equal to (a)their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds  of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                            2008       2007

     Audit Fees                           $  16,100   $ 14,550
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  16,100   $ 14,550
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.  (Continued)

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


                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 14.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

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

    10.2 Assignment of Lease dated February 24, 1994 between the Partnership and Retlen Corporation, Inc., and the Lease Agreement dated May 11, 1987, relating to the Property at 1410 Jamboree Drive, Colorado Springs, Colorado (incorporated by reference to Exhibit B of Form 8-K filed March 8, 1994).

    10.3 Net Lease Agreement dated November 30, 1994 between the Partnership and Renaissant Development Corporation relating to the Property at 4601 N. 10th Street, McAllen, Texas (incorporated by reference to Exhibit 10.16 of Form 10-KSB filed March 27, 1995).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.4 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed May 15, 2001).

    10.5 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed March 29, 2002).

    10.6 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2002).

    10.7 Assignment and Assumption of Lease dated July 3, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2003).

    10.8 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

    10.9 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan
    Road,  Sandusky, Ohio (incorporated by reference  to  Exhibit
    10.2 of Form 10-QSB filed May 14, 2004).

    10.10 Assignment of Lease dated March 10, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed March 30, 2006).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AEI NET LEASE INCOME & GROWTH FUND XX
                      Limited Partnership
                      By: AEI Fund Management XX, Inc.
                          Its Managing General Partner


March 26, 2009        By: /s/ Robert P Johnson
                              Robert P.Johnson, President and Director
                              (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                            Date


/s/Robert P Johnson  President (Principal Executive Officer)   March 26, 2009
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 26, 2009
   Patrick W. Keene  (Principal Accounting Officer)