Form 10-Q
period 2009-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2009-05-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes       No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Income

           Cash Flows
           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009           2008
CURRENT ASSETS:
  Cash                                         $ 4,956,364     $ 2,842,034

INVESTMENTS IN REAL ESTATE:
  Land                                           4,233,478       4,560,445
  Buildings and Equipment                        7,444,551       8,349,208
  Accumulated Depreciation                      (2,265,702)     (2,288,065)
                                                -----------     -----------
                                                 9,412,327      10,621,588
  Real Estate Held for Sale                      2,255,902       2,955,252
                                                -----------     -----------
      Net Investments in Real Estate            11,668,229      13,576,840
                                                -----------     -----------
           Total  Assets                       $16,624,593     $16,418,874
                                                ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    61,368     $    98,024
  Distributions Payable                            347,945         405,522
  Unearned Rent                                     55,445           8,712
                                                -----------     -----------
      Total Current Liabilities                    464,758         512,258
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  12,379           9,847
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,045 Units outstanding                  16,147,456      15,896,769
                                                -----------     -----------
      Total Partners' Capital                   16,159,835      15,906,616
                                                -----------     -----------
       Total Liabilities and Partners' Capital $16,624,593     $16,418,874
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2009           2008

RENTAL INCOME                                  $   336,020     $   331,991

EXPENSES:
  Partnership Administration - Affiliates           63,173          56,755
  Partnership Administration and Property
     Management - Unrelated Parties                 11,557          11,691
  Depreciation                                      61,820          61,819
                                                -----------     -----------
      Total Expenses                               136,550         130,265
                                                -----------     -----------

OPERATING INCOME                                   199,470         201,726

OTHER INCOME:
  Interest Income                                   12,605          11,895
                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS                  212,075         213,621

Income from Discontinued Operations                398,720         740,717
                                                -----------     -----------
NET INCOME                                     $   610,795     $   954,338
                                                ===========     ===========
NET INCOME ALLOCATED:
  General Partners                             $     6,108     $     9,543
  Limited Partners                                 604,687         944,795
                                                -----------     -----------
                                               $   610,795     $   954,338
                                                ===========     ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $      9.52     $      9.59
  Discontinued Operations                            17.91           33.27
                                                -----------     -----------
      Total                                    $     27.43     $     42.86
                                                ===========     ===========
Weighted Average Units Outstanding                  22,045          22,045
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                    2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   610,795     $   954,338

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   69,359          84,628
     Gain on Sale of Real Estate                  (392,362)       (621,404)
     Decrease in Payable to
        AEI Fund Management, Inc.                  (36,656)        (23,107)
     Increase in Unearned Rent                      46,733          61,059
                                                -----------     -----------
       Total Adjustments                          (312,926)       (498,824)
                                                -----------     -----------
       Net Cash Provided By
           Operating Activities                    297,869         455,514
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate              2,231,614       2,046,322
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                  (415,153)       (424,243)
                                                -----------     -----------

NET INCREASE IN CASH                             2,114,330       2,077,593

CASH, beginning of period                        2,842,034       1,102,753
                                                -----------     -----------
CASH, end of period                            $ 4,956,364     $ 3,180,346
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2007  $12,328    $16,142,364   $16,154,692   22,045.04

  Distributions Declared     (5,394)      (534,001)     (539,395)

  Net Income                  9,543        944,795       954,338
                             -------    -----------   -----------  ---------
BALANCE, March 31, 2008     $16,477    $16,553,158   $16,569,635   22,045.04
                             =======    ===========   ===========  =========


BALANCE, December 31, 2008  $ 9,847    $15,896,769   $15,906,616   22,045.04

  Distributions Declared     (3,576)      (354,000)     (357,576)

  Net Income                  6,108        604,687       610,795
                             -------    -----------   -----------  ---------
BALANCE, March 31, 2009     $12,379    $16,147,456   $16,159,835   22,045.04
                             =======    ===========   ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2009 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     Subsequent to March 31, 2009, the Partnership entered into an agreement to purchase a 70% interest in a Staples store in Vernon Hills, Illinois for approximately $3,715,000. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $308,315 for the interest purchased. The remaining interest in the property will be purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     On February 27, 2008, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $632,104. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. Through March 31, 2008, the Partnership recognized a net gain of $621,404. In the second quarter of 2008, the Partnership recorded a $10,700 adjustment to the expenses of the sale.

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

     Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the book value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. The charge was recorded against the cost of the land and building. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On January 9, 2009, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of $2,231,614, which resulted in a net gain of $392,362. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,839,252.

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. The agreement requires a cash down payment of $750,000 and a 3-year Note for $750,000. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to recognize net sale proceeds of approximately $1,396,000, which will result in a net gain of approximately $256,100. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2009, the property was classified as Real Estate Held for Sale with a book value of $1,139,902.

     During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $69,785 and $115,152 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.13 and $5.17 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                2009       2008

     Rental Income                          $  29,581   $ 142,277
     Property Management Expenses             (15,684)       (155)
     Depreciation                              (7,539)    (22,809)
     Gain on Disposal of Real Estate          392,362     621,404
                                             ---------   ---------
       Income from Discontinued Operations  $ 398,720   $ 740,717
                                             =========   =========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Fair Value Measurements -

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Partnership adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations". The Partnership tests long-
lived  assets  for  recoverability  when  events  or  changes  in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, the Partnership recognized rental income from continuing operations of $336,020 and $331,991 respectively. In 2009, rental income increased due to rent increases on two properties.

        For the three months ended March 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $63,173 and $56,755, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,557 and $11,691, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2009 and 2008, the Partnership recognized interest income of $12,605 and $11,895, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2009, the Partnership recognized income from discontinued operations of $398,720, representing rental income less property management expenses and depreciation of $6,358 and gain on disposal of real estate of $392,362. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $740,717, representing rental income less property management expenses of $119,313 and gain on disposal of real estate of $621,404.

        On  February  27,  2008,  the Partnership  sold  its  50%
interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $632,104. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $144,966, respectively. Through March 31, 2008, the Partnership recognized a net gain of
$621,404. In the second quarter of 2008, the Partnership recorded a $10,700 adjustment to the expenses of the sale.

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

       Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the book value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. The charge was recorded against the cost of the land and building. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale.

        On January 9, 2009, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of $2,231,614, which resulted in a net gain of $392,362. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,839,252.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. The agreement requires a cash down payment of $750,000 and a 3-year Note for $750,000. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to recognize net sale proceeds of approximately $1,396,000, which will result in a net gain of approximately $256,100. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2009, the property was classified as Real Estate Held for Sale with a book value of $1,139,902.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Partnership's cash balances increased $2,114,330 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2008, the Partnership's cash balances increased $2,077,593 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $455,514 in 2008 to $297,869 in 2009 as a result of a decrease in total rental and interest income in 2009, an increase in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $2,231,614 and $2,046,322, respectively.

       Subsequent to March 31, 2009, the Partnership entered into an agreement to purchase a 70% interest in a Staples store in Vernon Hills, Illinois for approximately $3,715,000. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years  and  initial  annual  rent of $308,315  for  the  interest purchased. The remaining interest in the property will be purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2009 and 2008, the Partnership declared distributions of $357,576 and $539,395, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $354,000 and $534,001 and the General Partners received distributions of $3,576 and $5,394 for the periods, respectively. In March 2008, the Partnership declared a special distribution of net sale proceeds of $115,152. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009, and the special distribution in March 2008.

        During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $69,785 and $115,152 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.13 and $5.17 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2009 and 2008, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 124 Limited Partners redeemed 1,954.96 Partnership Units for $1,500,713. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES.

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

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

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


Dated:  May 12, 2009          AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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