Form 10-Q
period 2009-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2009-08-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                           [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]      Accelerated filer [ ]

  Non-accelerated filer [ ]        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No



    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31,  2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                         $ 1,169,585    $ 2,842,034

INVESTMENTS IN REAL ESTATE:
  Land                                           5,111,428      4,560,445
  Buildings and Equipment                       10,270,617      8,349,208
  Accumulated Depreciation                      (2,336,574)    (2,288,065)
                                                -----------    -----------
                                                13,045,471     10,621,588
  Real Estate Held for Sale                      2,255,902      2,955,252
                                                -----------    -----------
      Net Investments in Real Estate            15,301,373     13,576,840
                                                -----------    -----------
           Total  Assets                       $16,470,958    $16,418,874
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    54,786    $    98,024
  Distributions Payable                            357,577        405,522
  Unearned Rent                                     81,021          8,712
                                                -----------    -----------
      Total Current Liabilities                    493,384        512,258
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  10,557          9,847
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,045 Units outstanding                  15,967,017     15,896,769
                                                -----------    -----------
      Total Partners' Capital                   15,977,574     15,906,616
                                                -----------    -----------
        Total Liabilities and Partners'Capital $16,470,958    $16,418,874
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                 Three Months Ended      Six Months Ended
                               6/30/09       6/30/08    6/30/09      6/30/08

RENTAL INCOME                 $  369,661   $  333,840  $  705,330  $  665,488

EXPENSES:
   Partnership  Administration -
    Affiliates                    55,511       58,629     118,684     115,384
  Partnership Administration
    and Property  Management  -
    Unrelated Parties             13,854       15,217      25,311      26,908
  Property Acquisition            76,349            0      76,349           0
  Depreciation                    73,567       61,764     135,334     123,529
                               ----------   ----------  ----------  ----------
      Total Expenses             219,281      135,610     355,678     265,821
                               ----------   ----------  ----------  ----------

OPERATING INCOME                 150,380      198,230     349,652     399,667

OTHER INCOME:
  Interest Income                  7,770       13,181      20,375      25,076
                               ----------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    158,150      211,411     370,027     424,743

Income from Discontinued
  Operations                      17,166      152,183     416,084     893,189
                               ----------   ----------  ----------  ----------
NET INCOME                    $  175,316   $  363,594  $  786,111  $1,317,932
                               ==========   ==========  ==========  ==========
NET INCOME ALLOCATED:
  General Partners            $    1,753   $    3,636  $    7,861  $   13,179
  Limited Partners               173,563      359,958     778,250   1,304,753
                               ----------   ----------  ----------  ----------
                              $  175,316   $  363,594  $  786,111  $1,317,932
                               ==========   ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $     7.10   $     9.49  $    16.62  $    19.07
  Discontinued Operations            .77         6.84       18.68       40.12
                               ----------   ----------  ----------  ----------
       Total                  $     7.87   $    16.33  $    35.30  $    59.19
                               ==========   ==========  ==========  ==========
Weighted Average Units
 Outstanding                      22,045       22,045      22,045      22,045
                               ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                     2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   786,111    $ 1,317,932

  Adjustments to Reconcile Net Income
  To Net Cash Provided by Operating Activities:
     Depreciation                                    142,962        169,133
     Gain on Sale of Real Estate                    (396,163)      (682,938)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (43,238)       (32,721)
     Increase in Unearned Rent                        72,309         73,447
                                                  -----------    -----------
       Total Adjustments                            (224,130)      (473,079)
                                                  -----------    -----------
       Net Cash Provided By
          Operating Activities                       561,981        844,853
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (3,714,638)             0
  Proceeds from Sale of Real Estate                2,243,306      2,152,460
                                                  -----------    -----------
       Net Cash Provided By (Used For)
         Investing Activities                     (1,471,332)     2,152,460
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (763,098)      (963,414)
                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH                   (1,672,449)     2,033,899

CASH, beginning of period                          2,842,034      1,102,753
                                                  -----------    -----------
CASH, end of period                              $ 1,169,585    $ 3,136,652
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 12,328   $16,142,364   $16,154,692   22,045.04

   Distributions Declared    (11,262)   (1,115,002)   (1,126,264)

  Net Income                  13,179     1,304,753     1,317,932
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2008      $ 14,245   $16,332,115   $16,346,360   22,045.04
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2008  $  9,847   $15,896,769   $15,906,616   22,045.04

  Distributions Declared      (7,151)     (708,002)     (715,153)

  Net Income                   7,861       778,250       786,111
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2009      $ 10,557   $15,967,017   $15,977,574   22,045.04
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The Partnership incurred $76,349 of acquisition expenses related to the purchase. These costs were expensed as incurred as the result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations", which became effective January 1, 2009. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $308,315 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the carrying value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. The charge was recorded against the cost of the land and building. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale.

     On January 9, 2009, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of $2,231,614, which resulted in a net gain of $392,362. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,839,252.

     On May 28, 2009, the Partnership sold its remaining interests in the Champp's Americana restaurants in Lyndhurst, Ohio and Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of $11,692, which resulted in a net gain of $3,801. The cost and related accumulated depreciation of the interests sold was $10,622 and $2,731, respectively.

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. Subsequent to June 30, 2009, the sale closed with the Partnership receiving net proceeds of approximately $1,331,000, which resulted in a net gain of approximately $191,100. At the time of sale, the cost and related accumulated depreciation was $1,231,624 and $91,722, respectively. At June 30, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,139,902.

     During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $105,896 and $286,869 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.75 and $12.88 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                  Three Months Ended      Six Months Ended
                                 6/30/09      6/30/08    6/30/09    6/30/08

 Rental Income                  $ 25,305    $ 114,653  $  55,237   $ 257,273
 Property Management Expenses    (11,904)      (1,263)   (27,688)     (1,418)
 Depreciation                        (36)     (22,741)    (7,628)    (45,604)
 Gain on Disposal of Real Estate   3,801       61,534    396,163     682,938
                                 -------     ---------  ---------   ---------
 Income from Discontinued
  Operations                    $ 17,166    $ 152,183  $ 416,084   $ 893,189
                                 =======     =========  =========   =========

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

(8)  Subsequent Events -

     The Partnership has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For the six months ended June 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $705,330 and $665,488 respectively. In 2009, rental income increased due to additional rent received from one property acquisition in 2009 and rent increases on two properties.

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership incurred Partnership administration expenses from affiliated parties of $118,684 and $115,384, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,311 and $26,908, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2009, the Partnership incurred property acquisition expenses of $76,349. These costs were expensed as incurred as the result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)"), which became effective January 1, 2009.

        For the six months ended June 30, 2009 and 2008, the Partnership recognized interest income of $20,375 and $25,076, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2009, the Partnership recognized income from discontinued operations of $416,084, representing rental income less property management expenses and depreciation of $19,921 and gain on disposal of real estate of $396,163. For the six months ended June 30, 2008, the Partnership recognized income from discontinued operations of $893,189, representing rental income less property management expenses and depreciation of $210,251 and gain on disposal of real estate of $682,938.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the carrying value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. The charge was recorded against the cost of the land and building. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale.

        On January 9, 2009, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of $2,231,614, which resulted in a net gain of $392,362. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,839,252.

        On May 28, 2009, the Partnership sold its remaining interests in the Champp's Americana restaurants in Lyndhurst, Ohio and Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of $11,692, which resulted in a net gain of $3,801. The cost and related accumulated depreciation of the interests sold was $10,622 and $2,731, respectively.

        In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. Subsequent to June 30, 2009, the sale closed with the Partnership receiving net proceeds of approximately $1,331,000, which resulted in a net gain of approximately $191,100. At the time of sale, the cost and related accumulated depreciation was $1,231,624 and $91,722, respectively. At June 30, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,139,902.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 2009, the Partnership's cash balances decreased $1,672,449 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2008, the Partnership's cash balances increased $2,033,899 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $844,853 in 2008 to $561,981 in 2009 as a result of a decrease in total rental and interest income in 2009, an increase in
Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses. During 2009, cash from operations was also reduced by $76,349 of acquisition expenses related to the purchase of real estate. Pursuant to SFAS 141(R), these expenses were reflected as operating cash outflows. However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $2,243,306 and $2,152,460, respectively. During the six months ended June 30, 2009, the Partnership expended $3,714,638 to invest in real properties as the Partnership reinvested cash generated from property sales.

        On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The Partnership incurred $76,349 of acquisition expenses related to the purchase. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $308,315 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2009 and 2008, the Partnership declared distributions of $715,153 and $1,126,264, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $708,002 and $1,115,002 and the General Partners received distributions of $7,151 and $11,262 for the periods, respectively. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $115,152 and $171,717, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009, and the special distributions in March and June 2008.

        During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $105,896 and $286,869 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.75 and $12.88 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 11, 2009       AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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