Form 10-Q
period 2009-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2009-11-12
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December  31, 2008

         Statements for the Periods ended September 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                         $ 2,458,301    $ 2,842,034

INVESTMENTS IN REAL ESTATE:
  Land                                           5,111,428      4,560,445
  Buildings and Equipment                       10,270,617      8,349,208
  Accumulated Depreciation                      (2,421,938)    (2,288,065)
                                                -----------    -----------
                                                12,960,107     10,621,588
  Real Estate Held for Sale                        900,000      2,955,252
                                                -----------    -----------
      Net Investments in Real Estate            13,860,107     13,576,840
                                                -----------    -----------
           Total  Assets                       $16,318,408    $16,418,874
                                                ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    60,547    $    98,024
  Distributions Payable                            357,577        405,522
  Unearned Rent                                     46,654          8,712
                                                -----------    -----------
      Total Current Liabilities                    464,778        512,258
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   9,317          9,847
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,045 Units outstanding                     15,844,313     15,896,769
                                                -----------    -----------
      Total Partners' Capital                   15,853,630     15,906,616
                                                -----------    -----------
        Total Liabilities and Partners'Capital $16,318,408    $16,418,874
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended      Nine Months Ended
                               9/30/09       9/30/08   9/30/09      9/30/08

RENTAL  INCOME               $ 412,777    $ 333,845  $1,118,107   $  999,333

EXPENSES:
  Partnership Administration -
   Affiliates                   56,523       57,202     175,207      172,586
  Partnership Administration
   and Property Management  -
   Unrelated Parties             3,556       11,581      28,867       38,489
  Property Acquisitions          3,325            0      79,674            0
  Depreciation                  85,364       61,767     220,698      185,296
                              ---------    ---------  ----------   ----------
      Total Expenses           148,768      130,550     504,446      396,371
                              ---------    ---------  ----------   ----------

OPERATING INCOME               264,009      203,295     613,661      602,962

OTHER INCOME:
  Interest Income                5,836       13,574      26,211       38,650
                              ---------    ---------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  269,845      216,869     639,872      641,612

Income (Loss) from
 Discontinued Operations       (36,212)      91,000     379,872      984,189
                              ---------    ---------  ----------   ----------
NET  INCOME                  $ 233,633    $ 307,869  $1,019,744   $1,625,801
                              =========    =========  ==========   ==========
NET INCOME ALLOCATED:
  General Partners           $   2,336    $   3,079  $   10,197   $   16,258
    Limited   Partners         231,297      304,790   1,009,547    1,609,543
                              ---------    ---------  ----------   ----------
                             $ 233,633    $ 307,869  $1,019,744   $1,625,801
                              =========    =========  ==========   ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations      $   12.12    $    9.74  $    28.74   $    28.81
  Discontinued Operations        (1.63)        4.09       17.05        44.20
                              ---------    ---------  ----------   ----------
       Total                 $   10.49    $   13.83  $    45.79   $    73.01
                              =========    =========  ==========   ==========
Weighted  Average
 Units Outstanding              22,045       22,045      22,045       22,045
                              =========    =========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,019,744   $ 1,625,801

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation                                    228,326       253,395
     Real Estate Impairment                          216,000             0
     Gain on Sale of Real Estate                    (587,436)     (682,938)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (37,477)      (27,126)
     Increase in Unearned Rent                        37,942             0
                                                  -----------   -----------
       Total Adjustments                            (142,645)     (456,669)
                                                  -----------   -----------
       Net Cash Provided By
          Operating Activities                       877,099     1,169,132
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (3,714,638)            0
  Proceeds from Sale of Real Estate                3,574,481     2,152,460
                                                  -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                      (140,157)    2,152,460
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                  (1,120,675)   (1,550,283)
                                                  -----------   -----------

NET INCREASE (DECREASE) IN CASH                     (383,733)    1,771,309

CASH, beginning of period                          2,842,034     1,102,753
                                                  -----------   -----------
CASH, end of period                              $ 2,458,301   $ 2,874,062
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 12,328   $16,142,364  $16,154,692   22,045.04

   Distributions             (15,414)   (1,526,003)  (1,541,417)

  Net Income                  16,258     1,609,543    1,625,801
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2008 $ 13,172   $16,225,904  $16,239,076   22,045.04
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2008  $  9,847   $15,896,769  $15,906,616   22,045.04

   Distributions             (10,727)   (1,062,003)  (1,072,730)

   Net Income                 10,197     1,009,547    1,019,744
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2009 $  9,317   $15,844,313  $15,853,630   22,045.04
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The Partnership incurred $79,674 of acquisition expenses related to the purchase. These costs were expensed as incurred as the Partnership adopted new guidance on business combinations that became effective January 1, 2009. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $308,315 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the carrying value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. Based on marketing efforts to date and a recent analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $216,000 to decrease the carrying value to the estimated fair value of $900,000 as of September 30, 2009. The charges were recorded against the cost of the land and building. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale.

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

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,331,175, which resulted in a net gain of $191,273. At the time of sale, the cost and related accumulated depreciation was $1,231,624 and $91,722, respectively.

     During  the  first  nine  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $116,423 and $286,869 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.22 and $12.88 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended      Nine Months Ended
                                9/30/09       9/30/08   9/30/09      9/30/08

 Rental Income                   $     270  $ 114,607  $  55,507  $ 371,880
 Property Management Expenses      (11,755)    (1,112)   (39,443)    (2,530)
 Depreciation                            0    (22,495)    (7,628)   (68,099)
 Real Estate Impairment           (216,000)         0   (216,000)         0
 Gain on Disposal of Real Estate   191,273          0    587,436    682,938
                                  ---------  ---------  ---------  ---------
 Income (Loss) from
  Discontinued Operations        $ (36,212) $  91,000  $ 379,872  $ 984,189
                                  =========  =========  =========  =========

(7)  Fair Value Measurements -

     Fair value, as defined by United States Generally Accepted Accounting Principles ("US GAAP"), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. US GAAP establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. US GAAP requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

     The  Partnership  had  no financial  assets  or  liabilities measured  at fair value on a recurring basis or nonrecurring
     basis    that   would   require   disclosure   under    this
     pronouncement.

     The Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado, with a carrying amount of $1,116,000 at September 30, 2009, was written down to its fair value of $900,000 after completing our long-lived asset valuation analysis. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 3 inputs in the valuation hierarchy. The resulting impairment charge in the third quarter of $216,000 was included in earnings for the period.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(8)  Subsequent Events -

     The Partnership has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $1,118,107 and $999,333 respectively. In 2009, rental income increased due to additional rent received from one property acquisition in 2009 and rent increases on two properties.

       For the nine months ended September 30, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $175,207 and $172,586, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,867 and $38,489, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the nine months ended September 30, 2009, the Partnership incurred property acquisition expenses of $79,674. These costs were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized interest income of $26,211 and $38,650, respectively. In 2009, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2009, the Partnership recognized income from discontinued operations of $379,872, representing rental income less property management expenses and depreciation of $8,436 and gain on disposal of real estate of $587,436, which were partially offset by a real estate impairment loss of $216,000. For the nine months ended September 30, 2008, the Partnership recognized income from discontinued operations of $984,189, representing rental income less property management expenses and depreciation of $301,251 and gain on disposal of real estate of $682,938.

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

       Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the carrying value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. Based on marketing efforts to date and a recent analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $216,000 to decrease the carrying value to the estimated fair value of $900,000 as of September 30, 2009. The charges were recorded against the cost of the land and building. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,331,175, which resulted in a net gain of $191,273. At the time of sale, the cost and related accumulated depreciation was $1,231,624 and $91,722, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2009, the Partnership's cash balances decreased $383,733 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2008, the Partnership's cash balances increased $1,771,309 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,169,132 in 2008 to $877,099 in 2009 as a result of a decrease in total rental and interest income in 2009 and an increase in Partnership administration and property management expenses in 2009, which was partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses. During 2009, cash from operations was also reduced by $79,674 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $3,574,481 and $2,152,460, respectively. During the nine months ended September 30, 2009, the Partnership expended $3,714,638 to invest in real properties as the Partnership reinvested cash generated from property sales.

        On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The Partnership incurred $79,674 of acquisition expenses related to the purchase. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $308,315 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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

       For the nine months ended September 30, 2009 and 2008, the Partnership declared distributions of $1,072,730 and $1,541,417, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,062,003 and $1,526,003 and the General Partners received distributions of $10,727 and $15,414 for the periods, respectively. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $115,152 and $171,717, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009, and the special distributions in 2008.

        During the first nine months of 2009 and 2008, the Partnership distributed net sale proceeds of $116,423 and $286,869 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.22 and $12.88 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On October 1, 2009, one Limited Partner redeemed a total of 15 Partnership Units for $14,118 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2008, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 124 Limited Partners redeemed 1,954.96 Partnership Units for $1,500,713. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $143 in 2009.

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


Dated:  November 10, 2009     AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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