Form 10-K
period 2009-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2010-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

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

   Large accelerated filer            Accelerated filer

   Non-accelerated  filer             Smaller  reporting company [X]


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2009, there were 22,017.042 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,017,042.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

                             PART I

ITEM 1.   BUSINESS.

        AEI Net Lease Income & Growth Fund XX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 2, 1992. The registrant is comprised of AEI Fund Management XX, Inc. ("AFM") as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 20, 1993. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Staples store, which had a remaining primary term of 9.4 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

         As of December 31, 2006, the Partnership owned a significant interest in twelve properties and a minor interest in five properties with a total original cost of $18,448,832, including acquisition expenses. During the years ended December 31, 2008 and 2009, the Partnership sold six property interests and received net sale proceeds of $2,152,460 and $3,575,431, which resulted in net gains of $682,938 and $588,386, respectively. During 2009, the Partnership purchased one additional property for $3,714,638 with property sales proceeds. As of December 31, 2009, the Partnership owned a significant interest in ten properties and a minor interest in two properties with a total original cost of $16,760,398, including acquisition expenses for properties acquired before 2009.

Major Tenants

        During 2009, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 69% of total rental revenue in 2009. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2010 and future years. However, the tenant of the Champps
Americana restaurant in Utica, Michigan will not be a major tenant for the next three years due to a temporary reduction in rent for the property. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, classified as operating leases. The only exception is under the Lease for the Staple store, the Partnership is responsible for repairs to the structural components of the building and the parking lot. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2009.

                                                            Annual    Annual
                       Purchase  Property                   Lease     Rent Per
    Property             Date      Cost         Tenant      Payment   Sq. Ft.

HomeTown Buffet
  Restaurant
  Albuquerque, NM                            Summit Family
  (40.1354%)           9/30/93  $  531,331 Restaurants, Inc.$ 48,162  $12.50

Red Robin Restaurant                         Red Robin
  Colorado Springs, CO 2/24/94  $2,229,190   West, Inc.     $325,000  $45.00

Red Robin Restaurant
  Colorado Springs, CO 2/24/94  $1,755,441     (1)

Arby's/Mrs. Winner's
  Restaurant
  Smyrna, GA                                    RTM
  (1.1177%)            5/16/94  $   13,866  Georgia, Inc.   $  2,064  $45.73

                                              Concord
Applebee's Restaurant                       Neighborhood
  McAllen, TX          12/8/94  $1,320,104   Corporation    $224,994  $41.76

Champps
  Americana Restaurant                         Champps
  Columbus, OH                                Operating
  (.2706%)             4/16/99  $    9,330   Corporation    $  1,170  $39.44

Champps
  Americana Restaurant                         Champps
  Utica, MI                                   Operating
  (44%)                2/12/02  $1,511,134   Corporation    $108,033  $28.60

KinderCare                                   KinderCare
  Daycare Center                              Learning
  Mayfield Heights, OH 6/14/02  $1,407,058  Centers, Inc.   $146,985  $17.26

ITEM 2.   PROPERTIES.  (Continued)

                                                            Annual    Annual
                       Purchase  Property                   Lease     Rent Per
    Property             Date      Cost         Tenant      Payment   Sq. Ft.

Biaggi's Restaurant                            Biaggi's
  Ft. Wayne, IN                               Ristorante
  (50%)                 7/3/03  $1,379,346  Italiano, LLC   $130,540  $27.62

Jared Jewelry Store
  Hanover, MD                                 Sterling
  (50%)                 2/9/04  $1,989,105  Jewelers Inc.   $168,551  $58.04

Applebee's Restaurant
  Sandusky, OH
  (45%)                4/30/04  $1,276,943 Apple Ohio LLC   $104,549  $46.53

Staples Store                                   Staples the
  Vernon Hills, IL                           Office Superstore
  (70%)                5/22/09  $3,714,638(2)   East, Inc.  $308,315  $23.00

(1)  The property is vacant and listed for sale.
(2)  Does not include acquisition costs that were expensed.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Jared Jewelry store is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interest in the Applebee's restaurant in Sandusky, Ohio is owned by AEI Income & Growth Fund 24 LLC. The remaining interest in the Staples store is owned by AEI Income & Growth
Fund 27 LLC. The remaining interests in the Champps Americana restaurant in Columbus, Ohio, the HomeTown Buffet and Arby's/Mrs. Winner's restaurants are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Staples store, which had a remaining primary term of 9.4 years. The Lease for the Red Robin restaurant in continuing operations was extended to expire on December 31, 2017. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

ITEM 2.   PROPERTIES.  (Continued)

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose carrying value was reduced by a real estate impairment loss. The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        At December 31, 2009, all properties listed above were 100% occupied. The only exception is the Red Robin restaurant in Colorado Springs, Colorado that became vacant on November 30,
2008 when the lease term expired.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 1,531 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $14,303 and $19,566 were made to the General Partners and $1,416,000 and $1,937,005 were made to the Limited Partners for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $166,044 and $343,718 in 2009 and 2008, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

      Small Business Issuer Purchases of Equity Securities

                                                               Maximum Number
                                                               of Units that
                                         Total Number of Units May Yet Be
                  Total Number Average   Purchased as Part of  Purchased Under
                   of Units   Price Paid Publicly Announced    the Plans or
     Period       Purchased   per Unit   Plans or Programs     Programs

10/1/09 to 10/31/09  15.00     $941.20      1,969.96(1)            (2)

11/1/09 to 11/30/09     --          --            --               --

12/1/09 to 12/31/09     --          --            --               --

  (1)The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

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

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For  the  years  ended December 31, 2009  and  2008,  the
Partnership recognized rental income from continuing operations of $1,530,884 and $1,334,395 respectively. In 2009, rental income  increased  due  to  additional  rent  received  from  one
property   acquisition  in  2009  and  rent  increases   on   two
properties.

        For the years ended December 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $251,659 and $269,900, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,394 and $57,994, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2009, when compared to 2008, mainly due to legal and postage expenses related to the proxy statement that was mailed to Limited Partners in December 2008.

        For the year ended December 31, 2009, the Partnership incurred property acquisition expenses of $88,630. These costs were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009.

        In September 2009, Champps Operating Corporation, the tenant of the Champps Americana restaurant in Utica, Michigan, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In December 2009, after reviewing the financial statements for the restaurant and Champps, the Partnership agreed to amend the Lease to reduce the annual rent for the property by 45% to $108,033 for the next three years. On January 1, 2013, the rent will revert to the original amount due under the Lease. During the three-
year period, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts

        For the years ended December 31, 2009 and 2008, the Partnership recognized interest income of $31,946 and $48,873, respectively. In 2009, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2009, the Partnership recognized income from discontinued operations of $362,824, representing rental income of $55,507 and a gain on disposal of real estate of $588,386, which were partially offset by property management expenses and depreciation of $65,069 and a real estate impairment loss of $216,000. For the year ended December 31, 2008, the Partnership recognized income from discontinued operations of $900,181, representing rental income less property management expenses and depreciation of $378,331 and gain on disposal of real estate of $682,938, which were partially offset by a real estate impairment loss of $161,088.

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

       Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the carrying value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. Based on marketing efforts to date and a recent analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $216,000 to decrease the carrying value to the estimated fair value of $900,000 as of September 30, 2009. The charges were recorded against the cost of the land and building. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

      On  May  28,  2009,  the  Partnership  sold  its  remaining interests in the Champp's Americana restaurants in Lyndhurst, Ohio and Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of $11,692, which resulted in a net gain of $3,801. The cost and related accumulated depreciation of the interests sold was $10,622 and $2,731, respectively.

      In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,332,125, which resulted in a net gain of $192,223. At the time of sale, the cost and related accumulated depreciation was $1,231,624 and $91,722, respectively.

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

Liquidity and Capital Resources

       During the year ended December 31, 2009, the Partnership's cash balances decreased $436,901 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2008, the Partnership's cash balances increased $1,739,281 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,551,637 in 2008 to $1,194,818 in 2009 as a result of a decrease in total rental and interest income in 2009, an increase in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses. During 2009, cash from operations was also reduced by $88,630 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $3,575,431 and $2,152,460, respectively. During the year ended December 31, 2009, the Partnership expended $3,714,638 to invest in real properties as the Partnership reinvested cash generated from property sales.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The Partnership incurred $88,630 of acquisition expenses related to the purchase. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $308,315 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a semi-annual basis.

        For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $1,430,303 and $1,956,571, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,416,000 and $1,937,005 and the General Partners received distributions of $14,303 and $19,566 for the periods, respectively. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $115,152 and $171,717, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009, and the special distributions in 2008.

       During 2009 and 2008, the Partnership distributed net sale proceeds of $167,721 and $347,190 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.53 and $15.59 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2009, one Limited Partner redeemed a total of 15 Partnership Units for $14,118 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2008, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 124 Limited Partners redeemed 1,954.96 Partnership Units for $1,500,713. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $142 in 2009.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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





    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2009 and 2008, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2009          2008
CURRENT ASSETS:
  Cash                                          $ 2,405,133   $ 2,842,034
  Receivables                                           950             0
                                                 -----------   -----------
      Total Current Assets                        2,406,083     2,842,034
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,111,428     4,560,445
  Buildings and Equipment                        10,270,617     8,349,208
  Accumulated Depreciation                       (2,507,304)   (2,288,065)
                                                 -----------   -----------
                                                 12,874,741    10,621,588
  Real Estate Held for Sale                         900,000     2,955,252
                                                 -----------   -----------
      Net Investments in Real Estate             13,774,741    13,576,840
                                                 -----------   -----------
           Total  Assets                        $16,180,824   $16,418,874
                                                 ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    93,330   $    98,024
  Distributions Payable                             357,573       405,522
  Unearned Rent                                      20,961         8,712
                                                 -----------   -----------
      Total Current Liabilities                     471,864       512,258
                                                 -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                    5,883         9,847
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,030 and 22,045 Units outstanding in
    2009 and 2008, respectively                  15,703,077    15,896,769
                                                 -----------   -----------
      Total Partners' Capital                    15,708,960    15,906,616
                                                 -----------   -----------
       Total Liabilities and Partners' Capital  $16,180,824   $16,418,874
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2009          2008

RENTAL INCOME                                    $ 1,530,884   $ 1,334,395

EXPENSES:
  Partnership Administration - Affiliates            251,659       269,900
  Partnership Administration and Property
     Management - Unrelated Parties                   32,394        57,994
  Property Acquisitions                               88,630             0
  Depreciation                                       306,064       247,060
                                                  -----------   -----------
      Total Expenses                                 678,747       574,954
                                                  -----------   -----------

OPERATING INCOME                                     852,137       759,441

OTHER INCOME:
  Interest Income                                     31,946        48,873
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                    884,083       808,314

Income from Discontinued Operations                  362,824       900,181
                                                  -----------   -----------
NET INCOME                                       $ 1,246,907   $ 1,708,495
                                                  ===========   ===========
NET INCOME ALLOCATED:
  General Partners                               $    10,481   $    17,085
  Limited Partners                                 1,236,426     1,691,410
                                                  -----------   -----------
                                                 $ 1,246,907   $ 1,708,495
                                                  ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $     39.71   $     36.30
  Discontinued Operations                              16.39         40.43
                                                  -----------   -----------
       Total                                     $     56.10   $     76.73
                                                  ===========   ===========
Weighted Average Units Outstanding -
 Basic and Diluted                                    22,041        22,045
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2009        2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,246,907  $ 1,708,495

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      313,692      337,653
     Real Estate Impairment                            216,000      161,088
     Gain on Sale of Real Estate                      (588,386)    (682,938)
     Increase in Receivable                               (950)           0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (4,694)      30,876
     Increase (Decrease) in Unearned Rent               12,249       (3,537)
                                                    -----------  -----------
       Total Adjustments                               (52,089)    (156,858)
                                                    -----------  -----------
       Net Cash Provided By
           Operating Activities                      1,194,818    1,551,637
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (3,714,638)           0
     Proceeds From Sale of Real Estate               3,575,431    2,152,460
                                                    -----------  -----------
       Net Cash Provided By (Used For)
           Investing Activities                       (139,207)   2,152,460
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (1,478,252)  (1,964,816)
  Redemption Payments                                  (14,260)           0
                                                    -----------  -----------
       Net Cash Used For
         Financing Activities                       (1,492,512)  (1,964,816)
                                                    -----------  -----------

NET INCREASE (DECREASE) IN CASH                       (436,901)   1,739,281

CASH, beginning of year                              2,842,034    1,102,753
                                                    -----------  -----------
CASH, end of year                                  $ 2,405,133  $ 2,842,034
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 12,328   $16,142,364  $16,154,692  22,045.04

   Distributions Declared    (19,566)   (1,937,005)  (1,956,571)

  Net Income                  17,085     1,691,410    1,708,495
                             -------    ----------   ----------  ---------
BALANCE, December 31, 2008     9,847    15,896,769   15,906,616  22,045.04

   Distributions Declared    (14,303)   (1,416,000)  (1,430,303)

  Redemption Payments           (142)      (14,118)     (14,260)    (15.00)

  Net Income                  10,481     1,236,426    1,246,907
                             -------    ----------   ----------  ---------
BALANCE, December 31, 2009  $  5,883   $15,703,077  $15,708,960  22,030.04
                             =======    ==========   ==========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Revenue Recognition

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

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.

     Fair Value Measurements

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

       The Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado, with a carrying amount of $1,116,000 at September 30, 2009, was written down to its fair value of $900,000 after completing our long-lived asset valuation analysis. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy. The resulting impairment charge in the third quarter of $216,000 was included in earnings for the period.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Adopted Pronouncements

       In December 2007, the Financial Accounting Standards Board issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance (i) establishes the acquisition-date fair value as the measurement
       objective   for   all  assets  acquired  and   liabilities
       assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. These provisions were adopted by the Partnership on January 1, 2009. The primary impact of adopting this guidance on the Partnership's financial statements was the requirement to expense transaction costs relating to its acquisition activities in 2009.

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

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Champps Americana restaurant in Utica, Michigan (44% - AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Biaggi's restaurant (50% - AEI Net Lease Income & Growth Fund XIX Limited Partnership); Jared Jewelry store (50% - AEI Income & Growth Fund XXI Limited Partnership); Applebee's restaurant in Sandusky, Ohio (45% - AEI Income & Growth Fund 24 LLC) and Staples store (70% - AEI Income & Growth Fund 27 LLC).

     The Partnership owned a 50% interest in a Champps Americana restaurant in West Chester, Ohio. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2008. The Partnership owned a 50% interest in a Tractor Supply Company store. AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2009.


     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(3)  Related Party Transactions - (Continued)

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                            2009      2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating with the Limited Partners.  These
  amounts included $5,718 and $0 of expenses related to
  Discontinued Operations in 2009 and 2008, respectively. $257,377  $269,900
                                                           =======   =======
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $51,723 and $6,313 of expenses related to
  Discontinued Operations in 2009 and 2008, respectively. $ 84,117  $ 64,307
                                                           =======   =======
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of properties on behalf of the Partnership.             $ 88,630  $      0
                                                           =======   =======
d.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.              $ 99,516  $ 34,480
                                                           =======   =======

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate

     The Partnership leases its properties to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The only exception is under the Lease for the Staple store, the Partnership is responsible for repairs to the structural components of the building and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Staples store, which had a remaining primary term of 9.4 years. The Lease for the Red Robin restaurant in continuing operations was extended to expire on December 31, 2017. The Lease for the Red Robin restaurant in discontinued operations expired on November 30, 2008. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Arby's/Mrs. Winner's and Applebee's restaurant in McAllen, Texas were constructed and acquired in 1994. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The KinderCare daycare center was constructed in 1999 and acquired in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The Staples store was constructed in 2008 and acquired in 2009. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2009  are   as
     follows:
                           Buildings and                         Accumulated
          Property             Land       Equipment     Total    Depreciation
HomeTown Buffet,
 Albuquerque, NM           $   241,960  $   289,371  $   531,331  $   156,745
Red Robin,
 Colorado Springs, CO          905,980    1,323,210    2,229,190      700,199
Arby's/Mrs. Winner's,
 Smyrna, GA                      5,775        8,091       13,866        4,270
Applebee's, McAllen, TX        463,553      856,551    1,320,104      464,228
Champps Americana, Columbus, OH  2,924        6,406        9,330        2,366
Champps Americana, Utica, MI   543,318      967,816    1,511,134      265,435
KinderCare,
 Mayfield Heights, OH          289,266    1,117,792    1,407,058      281,002
Biaggi's, Ft. Wayne, IN        503,204      876,142    1,379,346      189,832
Jared Jewelry, Hanover, MD     861,052    1,128,053    1,989,105      220,912
Applebee's, Sandusky, OH       412,396      864,547    1,276,943      163,302
Staples, Vernon Hills, IL      882,000    2,832,638    3,714,638       59,013
                            -----------  -----------  -----------  -----------
                           $ 5,111,428  $10,270,617  $15,382,045  $ 2,507,304
                            ===========  ===========  ===========  ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The Partnership incurred $88,630 of acquisition expenses related to the purchase. These costs were expensed as incurred as the Partnership adopted new guidance on business combinations that became effective January 1, 2009. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $308,315 for the interest purchased.

     In September 2009, Champps Operating Corporation, the tenant of the Champps Americana restaurant in Utica, Michigan, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In December 2009, after reviewing the financial statements for the restaurant and Champps, the Partnership agreed to amend the Lease to reduce the annual rent for the property by 45% to $108,033 for the next three years. On January 1, 2013, the rent will revert to the original amount due under the Lease. During the three-year period, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts.

     The  Partnership  owns  a 40.1354% interest  in  a  HomeTown
     Buffet restaurant, a 1.1177% interest in an Arby's/Mrs. Winner's restaurant and a .2706% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010           $ 1,584,320
                       2011             1,552,163
                       2012             1,568,951
                       2013             1,686,542
                       2014             1,691,800
                       Thereafter       6,633,808
                                       -----------
                                      $14,717,584
                                       ===========

     There were no contingent rents recognized in 2009 and 2008.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                            Industry      2009         2008

     Red Robin West, Inc.               Restaurant  $  325,000  $  468,055
     Concord Neighborhood Corporation   Restaurant     224,994     224,994
     Champps Operating Corporation      Restaurant     192,521     218,285
     Staples the Office
       Superstore East, Inc.            Retail         188,138         N/A
     Sterling Jewelers, Inc.            Retail         168,551         N/A
     Kona Restaurant Group, Inc.        Restaurant         N/A     207,123
                                                     ----------  ----------
     Aggregate rent revenue of major tenants        $1,099,204  $1,118,457
                                                     ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                     69%        62%
                                                     ==========  ==========

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     Based on an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the fourth quarter of 2008, a charge to discontinued operations for real estate impairment of $161,088 was recognized, which was the difference between the carrying value at December 31, 2008 of $1,277,088 and the estimated fair value of $1,116,000. Based on marketing efforts to date and a recent analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $216,000 to decrease the carrying value to the estimated fair value of $900,000 as of September 30, 2009. The charges were recorded against the cost of the land and building. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale.

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

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,332,125, which resulted in a net gain of $192,223. At the time of sale, the cost and related accumulated depreciation was $1,231,624 and $91,722, respectively.

     During 2009 and 2008, the Partnership distributed net sale proceeds of $167,721 and $347,190 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.53 and $15.59 per
     Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                 2009       2008

     Rental Income                            $  55,507   $ 475,237
     Property Management Expenses               (57,441)     (6,313)
     Depreciation                                (7,628)    (90,593)
     Real Estate Impairment                    (216,000)   (161,088)
     Gain on Disposal of Real Estate            588,386     682,938
                                               ---------   ---------
        Income from Discontinued Operations   $ 362,824   $ 900,181
                                               =========   =========

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2009  and  2008,  the
     Partnership declared distributions of $1,430,303 and $1,956,571, respectively. The Limited Partners received distributions of $1,416,000 and $1,937,005 and the General Partners received distributions of $14,303 and $19,566 for the years, respectively. The Limited Partners' distributions represent $64.24 and $87.87 per Limited Partnership Unit outstanding using 22,041 and 22,045 weighted average Units in 2009 and 2008, respectively. The distributions represent $55.46 and $76.73 per Unit of Net Income and $8.78 and $11.14 per Unit of return of capital in 2009 and 2008, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $166,044 and $343,718 in 2009 and 2008, respectively.

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(7)  Partners' Capital - (Continued)

     During 2009, one Limited Partner redeemed a total of 15 Partnership Units for $14,118 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2008, the
     Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $142 in 2009.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,089.42 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     2009        2008

     Net Income for Financial Reporting Purposes  $1,246,907  $1,708,495

     Depreciation for Tax Purposes Under
       Depreciation for Financial Reporting Purposes  22,182      29,819

     Income Accrued for Tax Purposes Over (Under)
       Income for Financial Reporting Purposes        12,249      (3,537)

     Acquisition Costs Expensed for Financial Reporting
       Purposes, Capitalized for Tax Purposes         88,630           0

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                216,000     161,088

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes      1,274     (14,233)
                                                   ----------  ----------
           Taxable Income to Partners             $1,587,242  $1,881,632
                                                   ==========  ==========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2009       2008

     Partners'Capital for Financial Reporting Purposes $15,708,960 $15,906,616

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                1,004,999     676,913

     Income Accrued for Tax Purposes Over
          Income  for  Financial  Reporting  Purposes       20,961       8,712

     Syndication Costs Treated as Reduction
          of  Capital For Financial Reporting Purposes   3,271,273   3,271,273
                                                        ----------  ----------
     Partners' Capital for Tax Reporting Purposes      $20,006,193 $19,863,514
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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2010:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2009, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

  Person or Entity                                  Amount Incurred From
   Receiving                 Form and Method   Inception (September 14, 1990)
  Compensation               of Compensation        To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to       $2,398,039
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other    $  884,013
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all      $  908,614
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for          $4,101,600
Affiliates            providing administrative services
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner
                      relations and other administrative
                      functions.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

  Person or Entity                                  Amount Incurred From
   Receiving                 Form and Method   Inception (September 14, 1990)
  Compensation               of Compensation        To December 31, 2009

General Partners and  Reimbursement at Cost for          $  838,029
Affiliates            providing services related to the
                      disposition  of  the   Fund's
                      properties.

General Partners      1% of Net Cash Flow in any fiscal  $  261,347
                      year until the Limited Partners
                      have received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any
                      remaining Net Cash Flow in such
                      fiscal year.

General Partners      1% of distributions of Net         $   34,622
                      Proceeds of Sale until Limited
                      Partners have received an amount
                      equal to (a) their Adjusted Capital
                      Contributions,  plus (b) an
                      amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not
                      compounded,   to  the  extent  not
                      previously distributed. 10%  of
                      distributions of Net Proceeds of Sale
                      thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $  16,325   $ 16,100
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  16,325   $ 16,100
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

    10.10      Assignment  and Assumption of  Purchase  and  Sale
    Agreement dated May 6, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit
    10.1 of Form 8-K filed May 29, 2009).

    10.11 Assignment and Assumption of Lease dated May 22, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and Bradford Landing South LLC relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 29, 2009).

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


                           AEI NET LEASE INCOME & GROWTH FUND XX
                           Limited Partnership
                           By: AEI Fund Management XX, Inc.
                               Its Managing General Partner


March 29, 2010             By: /s/ ROBERT P JOHNSON
                                   Robert P. Johnson, President
                                   and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer) March 29, 2010
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer  and  Treasurer March 29, 2010
   Patrick W. Keene  (Principal Accounting Officer)