Form 10-Q
period 2010-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2010-05-14
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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

  Non-accelerated filer[ ]         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act).    [ ] Yes [X] No


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.  Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                      2010           2009
CURRENT ASSETS:
  Cash                                            $ 2,367,055    $ 2,405,133
  Receivables                                               0            950
                                                   -----------    -----------
      Total Current Assets                          2,367,055      2,406,083
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,111,428      5,111,428
  Buildings and Equipment                          10,270,617     10,270,617
  Accumulated Depreciation                         (2,592,668)    (2,507,304)
                                                   -----------    -----------
                                                   12,789,377     12,874,741
  Real Estate Held for Sale                           900,000        900,000
                                                   -----------    -----------
      Net Investments in Real Estate               13,689,377     13,774,741
                                                   -----------    -----------
           Total  Assets                          $16,056,432    $16,180,824
                                                   ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    44,933    $    93,330
  Distributions Payable                               357,572        357,573
  Unearned Rent                                        67,341         20,961
                                                   -----------    -----------
      Total Current Liabilities                       469,846        471,864
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                      4,660          5,883
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,030 Units outstanding                     15,581,926     15,703,077
                                                   -----------    -----------
      Total Partners' Capital                      15,586,586     15,708,960
                                                   -----------    -----------
         Total Liabilities and Partners' Capital  $16,056,432    $16,180,824
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2010          2009

RENTAL INCOME                                     $   396,080    $   335,669

EXPENSES:
  Partnership Administration - Affiliates              57,802         63,173
  Partnership Administration and Property
     Management - Unrelated Parties                    12,223         11,457
  Depreciation                                         85,364         61,767
                                                   -----------    -----------
      Total Expenses                                  155,389        136,397
                                                   -----------    -----------

OPERATING INCOME                                      240,691        199,272

OTHER INCOME:
  Interest Income                                       5,535         12,605
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     246,226        211,877

Income (Loss) from Discontinued Operations            (11,028)       398,918
                                                   -----------    -----------
NET INCOME                                        $   235,198    $   610,795
                                                   ===========    ===========
NET INCOME ALLOCATED:
  General Partners                                $     2,352    $     6,108
  Limited Partners                                    232,846        604,687
                                                   -----------    -----------
                                                  $   235,198    $   610,795
                                                   ===========    ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     11.07    $      9.52
  Discontinued Operations                                (.50)         17.91
                                                   -----------    -----------
      Total                                       $     10.57    $     27.43
                                                   ===========    ===========
Weighted Average Units Outstanding-Basic and Diluted   22,030         22,045
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2010         2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   235,198   $   610,795

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       85,364        69,359
     Gain on Sale of Real Estate                             0      (392,362)
     Decrease in Receivable                                950             0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (48,397)      (36,656)
     Increase in Unearned Rent                          46,380        46,733
                                                    -----------   -----------
       Total Adjustments                                84,297      (312,926)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        319,495       297,869
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                          0     2,231,614
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                      (357,573)     (415,153)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                        (38,078)    2,114,330

CASH, beginning of period                            2,405,133     2,842,034
                                                    -----------   -----------
CASH, end of period                                $ 2,367,055   $ 4,956,364
                                                    ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2008  $  9,847    $15,896,769  $15,906,616   22,045.04

  Distributions Declared      (3,576)      (354,000)    (357,576)

  Net Income                   6,108        604,687      610,795
                             --------    -----------  -----------  ---------
BALANCE, March 31, 2009     $ 12,379    $16,147,456  $16,159,835   22,045.04
                             ========    ===========  ===========  =========


BALANCE, December 31, 2009  $  5,883    $15,703,077  $15,708,960   22,030.04

  Distributions Declared      (3,575)      (353,997)    (357,572)

  Net Income                   2,352        232,846      235,198
                             --------    -----------  -----------  ---------
BALANCE, March 31, 2010     $  4,660    $15,581,926  $15,586,586   22,030.04
                             ========    ===========  ===========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2010 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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

(6)  Discontinued Operations -

     On November 30, 2008, the Lease term expired for the Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership listed the property for sale with a real estate broker in the Colorado Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

     Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. The charge was recorded against the cost of the land and building. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale.

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

     During the first three months of 2010 and 2009, the Partnership distributed net sale proceeds of $37,010 and $69,785 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.66 and $3.13 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                    2010          2009

     Rental Income                              $       0     $  29,932
     Property Management Expenses                 (11,028)      (15,784)
     Depreciation                                       0        (7,592)
     Gain on Disposal of Real Estate                    0       392,362
                                                 ---------     ---------
     Income (Loss) from Discontinued Operations $ (11,028)    $ 398,918
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

     The Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado, with a carrying amount of $1,116,000 at September 30, 2009, was written down to its fair value of $900,000 after completing our long-lived asset valuation analysis. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy. The resulting impairment charge of $216,000 was included in earnings for the third quarter of 2009.

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

Results of Operations

        For the three months ended March 31, 2010 and 2009, the Partnership recognized rental income from continuing operations of $396,080 and $335,669 respectively. In 2010, rental income increased due to additional rent received from one property acquisition in 2009 and a rent increase on one property, which were partially offset by a reduction in rent for the Champps Americana restaurant as discussed below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $57,802 and $63,173, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,223 and $11,457, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2010 and 2009, the Partnership recognized interest income of $5,535 and $12,605, respectively. In 2010, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2010, the Partnership recognized a loss from discontinued operations of $11,028, representing property management expenses. For the three months ended March 31, 2009, the Partnership recognized income from discontinued operations of $398,918, representing rental income less property management expenses and depreciation of $6,556 and gain on disposal of real estate of $392,362.

        On November 30, 2008, the Lease term expired for the Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership listed the property for sale with a real estate broker in the Colorado Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The loss of rent and increased expenses related to this property decreased the Partnership's cash flow. Consequently, beginning with the first quarter of 2009, the Partnership reduced its regular distribution rate until the property can be sold and the proceeds reinvested in additional property.

        Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. The charge was recorded against the cost of the land and building. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale.


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

Liquidity and Capital Resources

        During the three months ended March 31, 2010, the Partnership's cash balances decreased $38,078 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2009, the Partnership's cash balances increased $2,114,330 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $297,869 in 2009 to $319,495 in 2010 as a result of an increase in total rental and interest income in 2010 and a decrease in Partnership administration and property management expenses in 2010, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2009, the Partnership generated cash flow from the sale of real estate of $2,231,614.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2010 and 2009, the Partnership declared distributions of $357,572 and $357,576, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $353,997 and $354,000 and the General Partners received distributions of $3,575 and $3,576 for the periods, respectively.

        During the first three months of 2010 and 2009, the Partnership distributed net sale proceeds of $37,010 and $69,785 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.66 and $3.13 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Partnership will likely complete fewer property sales than it has in the past. Until such time as economic conditions allow the Partnership to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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


Dated:  May 12, 2010          AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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