Form 10-Q
period 2010-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2010-08-16
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2010 and December 31,  2009

         Statements for the Periods ended June 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010          2009
CURRENT ASSETS:
  Cash                                           $ 2,255,349   $ 2,405,133
  Receivables                                              0           950
                                                  -----------   -----------
      Total Current Assets                         2,255,349     2,406,083
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,647,875     5,111,428
  Buildings and Equipment                          9,414,066    10,270,617
  Accumulated Depreciation                        (2,200,690)   (2,507,304)
                                                  -----------   -----------
                                                  11,861,251    12,874,741
  Real Estate Held for Sale                        1,742,762       900,000
                                                  -----------   -----------
      Net Investments in Real Estate              13,604,013    13,774,741
                                                  -----------   -----------
           Total  Assets                         $15,859,362   $16,180,824
                                                  ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    36,476   $    93,330
  Distributions Payable                              343,432       357,573
  Unearned Rent                                       74,602        20,961
                                                  -----------   -----------
      Total Current Liabilities                      454,510       471,864
                                                  -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                     2,842         5,883
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   21,960 and 22,030 Units outstanding in
   2010 and 2009, respectively                    15,402,010    15,703,077
                                                  -----------   -----------
      Total Partners' Capital                     15,404,852    15,708,960
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $15,859,362   $16,180,824
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                  Three Months Ended     Six Months Ended
                                6/30/10      6/30/09   6/30/10     6/30/09

RENTAL INCOME                 $ 327,816    $ 313,413   $ 663,658  $ 592,833

EXPENSES:
  Partnership Administration -
    Affiliates                   59,762       55,511     117,564    118,684
  Partnership Administration
    and Property Management  -
    Unrelated Parties            10,814       12,348      23,037     23,805
  Property Acquisition                0       76,349           0     76,349
  Depreciation                   78,807       67,010     157,614    122,220
                               ---------    ---------   ---------  ---------
      Total Expenses            149,383      211,218     298,215    341,058
                               ---------    ---------   ---------  ---------

OPERATING INCOME                178,433      102,195     365,443    251,775

OTHER INCOME:
  Interest Income                 5,313        7,770      10,848     20,375
                               ---------    ---------   ---------  ---------
INCOME FROM CONTINUING
   OPERATIONS                   183,746      109,965     376,291    272,150

Income from
  Discontinued Operations        39,258       65,351      81,911    513,961
                               ---------    ---------   ---------  ---------
NET INCOME                    $ 223,004    $ 175,316   $ 458,202  $ 786,111
                               =========    =========   =========  =========
NET INCOME ALLOCATED:
  General Partners            $   2,230    $   1,753   $   4,582  $   7,861
  Limited Partners              220,774      173,563     453,620    778,250
                               ---------    ---------   ---------  ---------
                              $ 223,004    $ 175,316   $ 458,202  $ 786,111
                               =========    =========   =========  =========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    8.28    $    4.94   $   16.94  $   12.22
  Discontinued Operations          1.77         2.93        3.68      23.08
                               ---------    ---------   ---------  ---------
       Total                  $   10.05    $    7.87   $   20.62  $   35.30
                               =========    =========   =========  =========
Weighted Average Units Outstanding -
  Basic and Diluted              21,960       22,045      21,995      22,045
                               =========    =========   =========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                      2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   458,202    $   786,111

  Adjustments to Reconcile Net Income
  To Net Cash Provided by Operating Activities:
     Depreciation                                     170,728        142,962
     Gain on Sale of Real Estate                            0       (396,163)
     Decrease in Receivable                               950              0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (56,854)       (43,238)
     Increase in Unearned Rent                         53,641         72,309
                                                   -----------    -----------
       Total Adjustments                              168,465       (224,130)
                                                   -----------    -----------
       Net Cash Provided By
          Operating Activities                        626,667        561,981
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0     (3,714,638)
  Proceeds from Sale of Real Estate                         0      2,243,306
                                                   -----------    -----------
       Net Cash Used For
          Investing Activities                              0     (1,471,332)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                     (715,146)      (763,098)
  Redemption Payments                                 (61,305)             0
                                                   -----------    -----------
       Net Cash Used For
            Financing Activities                     (776,451)      (763,098)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                      (149,784)    (1,672,449)

CASH, beginning of period                           2,405,133      2,842,034
                                                   -----------    -----------
CASH, end of period                               $ 2,255,349    $ 1,169,585
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                 Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2008  $ 9,847   $15,896,769  $15,906,616    22,045.04

  Distributions Declared     (7,151)     (708,002)    (715,153)

  Net Income                  7,861       778,250      786,111
                             -------   -----------  -----------   ----------
BALANCE, June 30, 2009      $10,557   $15,967,017  $15,977,574    22,045.04
                             =======   ===========  ===========   ==========


BALANCE, December 31, 2009  $ 5,883   $15,703,077  $15,708,960    22,030.04

  Distributions Declared     (7,010)     (693,995)    (701,005)

  Redemption Payments          (613)      (60,692)     (61,305)      (69.80)

  Net Income                  4,582       453,620      458,202
                             -------   -----------  -----------   ----------
BALANCE, June 30, 2010      $ 2,842   $15,402,010  $15,404,852    21,960.24
                             =======   ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

     Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. The charge was recorded against the cost of the land and building. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale.

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

     On May 28, 2009, the Partnership sold its remaining interests in the Champps Americana restaurants in Lyndhurst, Ohio and Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of $11,692, which resulted in a net gain of $3,801. The cost and related accumulated depreciation of the interests sold was $10,622 and $2,731, respectively.

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

     In June 2010, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,535,000, which will result in a net gain of approximately $692,200. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

     During the first six months of 2010 and 2009, the Partnership distributed net sale proceeds of $133,381 and $105,896 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.00 and $4.75 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                   Three Months Ended      Six Months Ended
                                  6/30/10      6/30/09   6/30/10      6/30/09

 Rental Income                   $ 60,238     $ 81,553   $ 120,476  $ 167,734
 Property Management Expenses     (14,423)     (13,410)    (25,451)
 (29,194)
 Depreciation                      (6,557)      (6,593)    (13,114)   (20,742)
 Gain on Disposal of Real Estate        0        3,801           0    396,163
                                  --------     --------   ---------  ---------
 Income from
   Discontinued Operations       $ 39,258     $ 65,351   $  81,911  $ 513,961
                                  ========     ========   =========  =========

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

     At June 30, 2010, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

Results of Operations

        For the six months ended June 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $663,658 and $592,833 respectively. In 2010, rental income increased due to additional rent received from one property acquisition in 2009, which was partially offset by a reduction in rent for the Champps Americana restaurant as discussed below.

        For  the  six  months ended June 30, 2010 and  2009,  the
Partnership incurred Partnership administration expenses from affiliated parties of $117,564 and $118,684, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,037 and $23,805, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the six months ended June 30, 2010 and 2009, the Partnership recognized interest income of $10,848 and $20,375, respectively. In 2010, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition in May 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2010, the Partnership recognized income from discontinued operations of $81,911, representing rental income less property management expenses and depreciation. For the six months ended June 30, 2009, the Partnership recognized income from discontinued operations of $513,961, representing rental income less property management expenses and depreciation of $117,798 and gain on disposal of real estate of $396,163.

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

        Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. The charge was recorded against the cost of the land and building. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale.

        On January 9, 2009, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of $2,231,614, which resulted in a net gain of $392,362. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively.

        On May 28, 2009, the Partnership sold its remaining interests in the Champps Americana restaurants in Lyndhurst, Ohio and Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of $11,692, which resulted in a net gain of $3,801. The cost and related accumulated depreciation of the interests sold was $10,622 and $2,731, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In June 2010, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,535,000, which will result in a net gain of approximately $692,200. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2010, the Partnership's cash balances decreased $149,784 as a result of distributions and redemption payments paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2009, the Partnership's cash balances decreased $1,672,449 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $561,981 in 2009 to $626,667 in 2010 as a result of an increase in total rental income in 2010 and a decrease in Partnership administration and property management expenses in 2010, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses. During 2009, cash from operations was also reduced by $76,349 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2009, the Partnership generated cash flow from the sale of real estate of $2,243,306. During the six months ended June 30, 2009, the Partnership expended $3,714,638 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

        For the six months ended June 30, 2010 and 2009, the Partnership declared distributions of $701,005 and $715,153, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $693,995 and $708,002 and the General Partners received distributions of $7,010 and $7,151 for the periods, respectively.

        During the first six months of 2010 and 2009, the Partnership distributed net sale proceeds of $133,381 and $105,896 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.00 and $4.75 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On April 1, 2010, four Limited Partners redeemed a total of 69.80 Partnership Units for $60,692 in accordance with the Partnership Agreement. On October 1, 2009, one Limited Partner redeemed a total of 15 Partnership Units for $14,118. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 124 Limited Partners redeemed 1,954.96 Partnership Units for $1,500,713. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $613 and $142 in 2010 and 2009, respectively.

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


      Small Business Issuer Purchases of Equity Securities
                                                               Maximum
                                          Toatal Number        Number of Units
                                          of Units Purchased   that May Yest
                 Total Number  Average    as Part of Publicly  Be Purchased
                  of Units    Price Paid  Announced Plans      Under the Plans
Period           Purchased     per Unit   or Programs          or Programs

4/1/10 to 4/30/10   69.80      $869.53       2,039.76(1)            (2)

5/1/10 to 5/31/10      --           --             --                --

6/1/10 to 6/30/10      --           --             --                --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated:  August 11, 2010       AEI Net Lease Income & Growth  Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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