Form 10-Q
period 2010-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2010-11-12
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December 31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

           Income

           Cash Flows

           Changes in Partners' Capital (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                   2010            2009
CURRENT ASSETS:
  Cash                                         $ 2,209,677     $ 2,405,133
  Receivables                                            0             950
                                                -----------     -----------
      Total Current Assets                       2,209,677       2,406,083
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,647,875       5,111,428
  Buildings and Equipment                        9,414,066      10,270,617
  Accumulated Depreciation                      (2,279,497)     (2,507,304)
                                                -----------     -----------
                                                11,782,444      12,874,741
  Real Estate Held for Sale                      1,542,762         900,000
                                                -----------     -----------
      Net Investments in Real Estate            13,325,206      13,774,741
                                                -----------     -----------
           Total  Assets                       $15,534,883     $16,180,824
                                                ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    49,623     $    93,330
  Distributions Payable                            343,432         357,573
  Unearned Rent                                     46,654          20,961
                                                -----------     -----------
      Total Current Liabilities                    439,709         471,864
                                                -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (2,254)          5,883
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      21,960 and 22,030 Units outstanding in
      2010 and 2009, respectively               15,097,428      15,703,077
                                                -----------     -----------
      Total Partners' Capital                   15,095,174      15,708,960
                                                -----------     -----------
        Total Liabilities and Partners'Capital $15,534,883     $16,180,824
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended     Nine Months Ended
                              9/30/10       9/30/09   9/30/10      9/30/09

RENTAL INCOME                $  329,822  $  356,529   $  993,480  $  949,362

EXPENSES:
  Partnership Administration -
    Affiliates                   63,012      56,523      180,576     175,207
  Partnership Administration
    and Property Management  -
    Unrelated Parties             4,536       3,375       27,573      27,180
  Property Acquisitions               0       3,325            0      79,674
  Depreciation                   78,807      78,807      236,421     201,027
                              ----------  ----------   ----------  ----------
      Total Expenses            146,355     142,030      444,570     483,088
                              ----------  ----------   ----------  ----------

OPERATING INCOME                183,467     214,499      548,910     466,274

OTHER INCOME:
  Interest Income                 5,198       5,836       16,046      26,211
                              ----------  ----------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   188,665     220,335      564,956     492,485

Income (Loss) from
  Discontinued Operations      (154,911)     13,298      (73,000)    527,259
                              ----------  ----------   ----------  ----------
NET INCOME                   $   33,754  $  233,633   $  491,956  $1,019,744
                              ==========  ==========   ==========  ==========
NET INCOME (LOSS) ALLOCATED:
  General Partners           $   (1,662) $    2,336   $    2,920  $   10,197
  Limited Partners               35,416     231,297      489,036   1,009,547
                              ----------  ----------   ----------  ----------
                             $   33,754  $  233,633   $  491,956  $1,019,744
                              ==========  ==========   ==========  ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations      $     8.51  $     9.89   $    25.44  $    22.12
  Discontinued Operations         (6.90)        .60        (3.19)      23.67
                              ----------  ----------   ----------  ----------
       Total                 $     1.61  $    10.49   $    22.25  $    45.79
                              ==========  ==========   ==========  ==========
Weighted Average Units Outstanding -
  Basic and Diluted              21,960      22,045       21,984      22,045
                              ==========  ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                    2010           2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   491,956     $ 1,019,744

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation                                  249,535         228,326
     Real Estate Impairment                        200,000         216,000
     Gain on Sale of Real Estate                         0        (587,436)
     Decrease in Receivable                            950               0
     Decrease in Payable to
        AEI Fund Management, Inc.                  (43,707)        (37,477)
     Increase in Unearned Rent                      25,693          37,942
                                                -----------     -----------
       Total Adjustments                           432,471        (142,645)
                                                -----------     -----------
       Net Cash Provided By
          Operating Activities                     924,427         877,099
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                             0      (3,714,638)
  Proceeds from Sale of Real Estate                      0       3,574,481
                                                -----------     -----------
       Net Cash Used For
          Investing Activities                           0        (140,157)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions Paid to Partners              (1,058,578)     (1,120,675)
    Redemption Payments                            (61,305)              0
                                                -----------     -----------
       Net Cash Used For
          Financing Activities                  (1,119,883)     (1,120,675)
                                                -----------     -----------

NET DECREASE IN CASH                              (195,456)       (383,733)

CASH, beginning of period                        2,405,133       2,842,034
                                                -----------     -----------
CASH, end of period                            $ 2,209,677     $ 2,458,301
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2008  $  9,847   $15,896,769  $15,906,616   22,045.04

   Distributions             (10,727)   (1,062,003)  (1,072,730)

  Net Income                  10,197     1,009,547    1,019,744
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2009 $  9,317   $15,844,313  $15,853,630   22,045.04
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2009  $  5,883   $15,703,077  $15,708,960   22,030.04

   Distributions             (10,444)   (1,033,993)  (1,044,437)

  Redemption Payments           (613)      (60,692)     (61,305)     (69.80)

  Net Income                   2,920       489,036      491,956
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2010 $ (2,254)  $15,097,428  $15,095,174   21,960.24
                             ========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

     On October 20, 2010, the Partnership purchased a 40% interest in a Scott & White Clinic in College Station, Texas for $1,470,224. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $123,200 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. Based on additional marketing efforts and analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $200,000 to decrease the carrying value to the estimated fair value of $700,000 as of September 30, 2010. The charges were recorded against the cost of the land and building. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale.

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

     In June 2010, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. The buyer decided not to complete the purchase. As a result, the Partnership is seeking another buyer for the property. At September 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

     During  the  first  nine  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $164,252 and $116,423 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.39 and $5.22 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended     Nine Months Ended
                              9/30/10     9/30/09    9/30/10     9/30/09

 Rental Income                $  60,238  $  56,518  $ 180,714   $ 224,252
 Property Management Expenses   (15,149)   (11,936)   (40,600)    (41,130)
 Depreciation                         0     (6,557)   (13,114)    (27,299)
 Real Estate Impairment        (200,000)  (216,000)  (200,000)   (216,000)
 Gain on Disposal of Real Estate      0    191,273          0     587,436
                               ---------  ---------  ---------   ---------
 Income (Loss) from
   Discontinued Operations    $(154,911) $  13,298  $ (73,000)  $ 527,259
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

     At September 30, 2010, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

     The Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado, with a carrying amount of $1,116,000 at September 30, 2009, was written down to its fair value of $900,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $216,000 was included in earnings for the third quarter of 2009. At September 30, 2010, after completing our long-lived asset valuation analysis, the Red Robin restaurant was further written down to $700,000, its estimated fair value at that date. The resulting impairment charge of $200,000 was included in earnings for the third quarter of 2010. In both instances, the fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

Results of Operations

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $993,480 and $949,362 respectively. In 2010, rental income increased due to additional rent received from one property acquisition in 2009, which was partially offset by a reduction in rent for the Champps Americana restaurant as discussed below.

       For the nine months ended September 30, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $180,576 and $175,207, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,573 and $27,180, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized interest income of $16,046 and $26,211, respectively. In 2010, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition in May 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2010, the Partnership recognized a loss from discontinued operations of $73,000, representing a real estate impairment loss of $200,000, which was partially offset by rental income less property management expenses and depreciation of $127,000. For the nine months ended September 30, 2009, the Partnership recognized income from discontinued operations of $527,259, representing rental income less property management expenses and depreciation of $155,823 and gain on disposal of real estate of $587,436, which were partially offset by a real estate impairment loss of $216,000.

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

        Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. Based on additional marketing efforts and analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $200,000 to decrease the carrying value to the estimated fair value of $700,000 as of September 30, 2010. The charges were recorded against the cost of the land and building. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In June 2010, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. The buyer decided not to complete the purchase. As a result, the Partnership is seeking another buyer for the property. At September 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2010, the Partnership's cash balances decreased $195,456 as a result of distributions and redemption payments paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2009, the Partnership's cash balances decreased $383,733 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

      Net cash provided by operating activities increased from $877,099 in 2009 to $924,427 in 2010 as a result of a decrease in acquisition expenses in 2010, which was partially offset by a decrease in total rental and interest income in 2010, an increase in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses. During 2009, cash from operations was reduced by $76,349 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2009, the Partnership generated cash flow from the sale of real estate of $3,574,481. During the nine months ended September 30, 2009, the Partnership expended $3,714,638 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On October 20, 2010, the Partnership purchased a 40% interest in a Scott & White Clinic in College Station, Texas for $1,470,224. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $123,200 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

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

       For the nine months ended September 30, 2010 and 2009, the Partnership declared distributions of $1,044,437 and $1,072,730, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,033,993 and $1,062,003 and the General Partners received distributions of $10,444 and $10,727 for the periods, respectively.

        During the first nine months of 2010 and 2009, the Partnership distributed net sale proceeds of $164,252 and $116,423 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.39 and $5.22 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  November 10, 2010     AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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