Form 10-K
period 2010-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2011-03-28
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each className of each exchange on which registered
             None                          None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ ]   No  [ ]

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

  Large accelerated filer [ ]      Accelerated filer [ ]
  Non-accelerated  filer [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes  [ ]   No  [X]

As of June 30, 2010, there were 21,932.243 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,932,243.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased fourteen properties, including partial interests in five properties, at a total cost of $20,174,391. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under net leases.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

         As of December 31, 2007, the Partnership owned a significant interest in twelve properties and a minor interest in five properties with a total original cost of $18,448,832.
During the years ended December 31, 2008 and 2009, the Partnership sold six property interests and received net sale proceeds of $2,152,460 and $3,575,431, which resulted in net gains of $682,938 and $588,386, respectively. During 2009 and 2010, the Partnership expended $1,470,224 and $3,714,638, respectively, to purchase two additional properties as it reinvested cash generated from property sales. As of December 31, 2010, the Partnership owned a significant interest in eleven properties and a minor interest in two properties with a total original cost of $18,030,622.

Major Tenants

        During 2010, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants, in aggregate, contributed 66% of total rental revenue in 2010. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2011 and future years. However, the tenant of the Applebee's restaurant in McAllen, Texas will likely not continue to be a major tenant as the Partnership is attempting to sell the property. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under net leases, classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.


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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2010.

                                                          Annual    Annual
                Purchase    Property                      Lease     Rent Per
Property          Date        Cost        Tenant          Payment   Sq. Ft.

HomeTown Buffet Restaurant
 Albuquerque, NM                       Summit Family
 (40.1354%)       9/30/93  $  531,331 Restaurants, Inc.  $  48,162   $12.50

Red Robin Restaurant
 Colorado                               Red Robin
 Springs, CO     2/24/94  $2,229,190    West, Inc.       $ 325,000   $45.00

Red Robin Restaurant
  Colorado
  Springs, CO    2/24/94  $1,755,441       (1)

Arby's Restaurant
 Smyrna, GA                                RTM
 (1.1177%)       5/16/94  $   13,866  Georgia, LLC       $   2,064   $45.73

Applebee's Restaurant                Concord Neighborhood
   McAllen, TX   12/8/94  $1,320,104    Corporation      $ 240,952   $44.72

Champps Americana Restaurant            Champps
 Columbus, OH                          Operating
 (.2706%)        4/16/99  $    9,330  Corporation        $   1,170   $39.44

Champps Americana Restaurant            Champps
 Utica, MI                             Operating
 (44%)           2/12/02  $1,511,134  Corporation        $ 108,033   $28.60

KinderCare Daycare Center
  Mayfield                          KinderCare Learning
  Heights, OH    6/14/02  $1,407,058   Centers, Inc.     $ 146,985   $17.26

Biaggi's Restaurant                      Biaggi's
 Ft. Wayne, IN                          Ristorante
 (50%)            7/3/03  $1,379,346  Italiano, LLC      $ 130,540   $27.62

ITEM 2.   PROPERTIES.  (Continued)

                                                          Annual    Annual
                Purchase    Property                      Lease     Rent Per
Property          Date        Cost        Tenant          Payment   Sq. Ft.

Jared Jewelry Store
 Hanover, MD                             Sterling
 (50%)            2/9/04  $1,989,105   Jewelers Inc.     $ 168,551   $58.04

Applebee's Restaurant
 Sandusky, OH
 (45%)           4/30/04  $1,276,943  Apple Ohio LLC     $ 104,549   $46.53

Staples Store                             Staples the
 Vernon Hills, IL                      Office Superstore
 (70%)           5/22/09  $3,714,638(2)  East, Inc.      $ 308,315   $23.00

Scott & White Clinic
 College Station, TX                    Scott & White
 (40%)          10/20/10  $1,470,224(2)   Healthcare     $ 123,200   $22.24

(1)  The property is vacant and listed for sale.
(2)  Does not include acquisition costs that were expensed.

        The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties: Champps Americana restaurant in Utica, Michigan (AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Biaggi's restaurant (AEI Net Lease Income & Growth Fund XIX Limited Partnership); Jared Jewelry store (AEI Income & Growth Fund XXI Limited Partnership); Applebee's restaurant in Sandusky, Ohio (AEI Income & Growth Fund 24 LLC); Staples store (AEI Income & Growth Fund 27
LLC) and Scott & White Clinic (AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC). The remaining interests in the Champps Americana restaurant in Columbus, Ohio, the HomeTown Buffet and Arby's restaurants are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The Lease for the Red Robin restaurant in continuing operations was extended to expire on December 31, 2017. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

ITEM 2.   PROPERTIES.  (Continued)

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose carrying value was reduced by a real estate impairment and properties purchased after January 1, 2009. Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes. For properties purchased after January 1, 2009, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

        At December 31, 2010, all properties listed above were 100% occupied. The only exception is the Red Robin restaurant in Colorado Springs, Colorado that became vacant on November 30,
2008 when the lease term expired.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   REMOVED AND RESERVED.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2010, there were 1,522 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       Cash distributions of $13,879 and $14,303 were made to the General Partners and $1,373,994 and $1,416,000 were made to the Limited Partners for 2010 and 2009, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $287,252 and $166,044 in 2010 and 2009, respectively.

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

      Small Business Issuer Purchases of Equity Securities

                                          Total Number     Maximum Number
                                          of Units         of Units that
                                          Purchased as     May Yet Be
                    Total Number Average  Part of Publicly Purchased Under
                     of Units     Price   Announced Plans  the Plans or
Period              Purchased    per Unit or Programs      Programs

10/1/10 to 10/31/10   114.97     $837.71    2,154.72(1)        (2)

11/1/10 to 11/30/10       --          --          --            --

12/1/10 to 12/31/10       --          --          --            --


  (1)The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

  (2)The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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


Application of Critical Accounting Policies

        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at cost (not including acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For  the  years  ended December 31, 2010  and  2009,  the
Partnership recognized rental income from continuing operations of $1,345,802 and $1,305,890 respectively. In 2010, rental income  increased  due  to  additional  rent  received  from  two property acquisitions in 2009 and 2010, which was partially offset by a reduction in rent for the Champps Americana restaurant as discussed below. Based on the scheduled rent for the properties owned as of February 28, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,430,000 in 2011.

        For the years ended December 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $250,353 and $248,401, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $42,022 and $30,684, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the year ended December 31, 2010, the Partnership incurred property acquisition expenses of $32,227 related to the purchase of the Scott & White Clinic. For the year ended December 31, 2009, the Partnership incurred property acquisition expenses of $88,630 related to the purchase of the Staples store.

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

        On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico. The tenant returned possession of the property to the Partnership. The Partnership has listed the property for lease or sale with a real estate broker in the Albuquerque area. While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property. The property represents less than 3% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the carrying value of the property and decided that there is no impairment at this time.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2010 and 2009, the Partnership recognized interest income of $18,023 and $31,946, respectively. In 2010, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2010, the Partnership recognized a loss from discontinued operations of $28,258, representing a real estate impairment of $200,000, which was partially offset by rental income less property management expenses and depreciation of $171,742. For the year ended
December 31, 2009, the Partnership recognized income from discontinued operations of $556,622, representing rental income less property management expenses and depreciation of $184,236 and gain on disposal of real estate of $588,386, which were partially offset by a real estate impairment of $216,000.

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

        Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. Based on additional marketing efforts and analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $200,000 to decrease the carrying value to the estimated fair value of $700,000 at September 30, 2010. The charges were recorded against the cost of the land and building. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       In January 2011, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. On March 10, 2011, the sale closed with the Partnership receiving net proceeds of approximately
$1,619,000, which resulted in a net gain of approximately $776,200. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

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

Liquidity and Capital Resources

       During the year ended December 31, 2010, the Partnership's cash balances decreased $1,817,468 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2009, the Partnership's cash balances decreased $436,901 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $1,194,818 in 2009 to $1,213,354 in 2010 as a result of a decrease in acquisition expenses related to the purchase of real estate, which was partially offset by a decrease in total rental and interest income in 2010, an increase in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses. Pursuant to new accounting guidance, the acquisition expenses were reflected as operating cash outflows. However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2009, the Partnership generated cash flow from the sale of real estate of $3,575,431. During the years ended December 31, 2010 and 2009, the Partnership expended $1,470,224 and $3,714,638, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years (as of the date of purchase) and initial annual rent of $308,315 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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

        For the years ended December 31, 2010 and 2009, the Partnership declared distributions of $1,387,873 and $1,430,303, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,373,994 and $1,416,000 and the General Partners received distributions of $13,879 and $14,303 for the periods, respectively.

       During 2010 and 2009, the Partnership distributed net sale proceeds of $290,154 and $167,721 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.10 and $7.53 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2010, nine Limited Partners redeemed a  total  of
184.76 Partnership Units for $157,001 in accordance with the Partnership Agreement. During 2009, one Limited Partner redeemed a total of 15 Partnership Units for $14,118. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 124 Limited Partners redeemed 1,954.96 Partnership Units for $1,500,713. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,586 and $142 in 2010 and 2009, respectively.

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





    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2010 and 2009

Statements for the Years Ended December 31, 2010 and 2009:

     Income

     Cash Flows

     Changes in Partners' Capital (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2010 and 2009, and the related statements of income, cash flows and changes in partners' capital (deficit) for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
March 25, 2011

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2010          2009
CURRENT ASSETS:
  Cash                                         $   587,665    $ 2,405,133
  Receivables                                            0            950
                                                -----------    -----------
      Total Current Assets                         587,665      2,406,083
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,945,875      5,111,428
  Buildings and Equipment                       10,586,290     10,270,617
  Accumulated Depreciation                      (2,368,086)    (2,507,304)
                                                -----------    -----------
                                                13,164,079     12,874,741
  Real Estate Held for Sale                      1,542,762        900,000
                                                -----------    -----------
      Net Investments in Real Estate            14,706,841     13,774,741
                                                -----------    -----------
           Total  Assets                       $15,294,506    $16,180,824
                                                ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    81,655    $    93,330
  Distributions Payable                            343,435        357,573
  Unearned Rent                                     20,961         20,961
                                                -----------    -----------
      Total Current Liabilities                    446,051        471,864
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (4,722)         5,883
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      21,845 and 22,030 Units outstanding in
      2010 and 2009, respectively               14,853,177     15,703,077
                                                -----------    -----------
      Total Partners' Capital                   14,848,455     15,708,960
                                                -----------    -----------
        Total Liabilities and Partners'Capital $15,294,506    $16,180,824
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2010          2009

RENTAL INCOME                                     $ 1,345,802   $ 1,305,890

EXPENSES:
  Partnership Administration - Affiliates             250,353       248,401
  Partnership Administration and Property
     Management - Unrelated Parties                    42,022        30,684
  Property Acquisition                                 32,227        88,630
  Depreciation                                        325,010       279,836
                                                   -----------   -----------
      Total Expenses                                  649,612       647,551
                                                   -----------   -----------

OPERATING INCOME                                      696,190       658,339

OTHER INCOME:
  Interest Income                                      18,023        31,946
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     714,213       690,285

Income (Loss) from Discontinued Operations            (28,258)      556,622
                                                   -----------   -----------
NET INCOME                                        $   685,955   $ 1,246,907
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $     4,860   $    10,481
  Limited Partners                                    681,095     1,236,426
                                                   -----------   -----------
                                                  $   685,955   $ 1,246,907
                                                   ===========   ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     32.21   $     31.01
  Discontinued Operations                               (1.18)        25.09
                                                   -----------   -----------
       Total                                      $     31.03   $     56.10
                                                   ===========   ===========
Weighted Average Units Outstanding-Basic and Diluted   21,949        22,041
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                        2010        2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   685,955   $ 1,246,907

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      338,124       313,692
     Real Estate Impairment                            200,000       216,000
     Gain on Sale of Real Estate                             0      (588,386)
     (Increase) Decrease in Receivable                     950          (950)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (11,675)       (4,694)
     Increase in Unearned Rent                               0        12,249
                                                    -----------   -----------
       Total Adjustments                               527,399       (52,089)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,213,354     1,194,818
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (1,470,224)   (3,714,638)
  Proceeds From Sale of Real Estate                          0     3,575,431
                                                    -----------   -----------
       Net Cash Used For
         Investing Activities                       (1,470,224)     (139,207)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (1,402,011)   (1,478,252)
  Redemption Payments                                 (158,587)      (14,260)
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,560,598)   (1,492,512)
                                                    -----------   -----------

NET DECREASE IN CASH                                (1,817,468)     (436,901)

CASH, beginning of year                              2,405,133     2,842,034
                                                    -----------   -----------
CASH, end of year                                  $   587,665   $ 2,405,133
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                              General     Limited                  Units
                              Partners    Partners     Total    Outstanding


BALANCE, December 31, 2008  $  9,847   $15,896,769  $15,906,616   22,045.04

   Distributions Declared    (14,303)   (1,416,000)  (1,430,303)

  Redemption Payments           (142)      (14,118)     (14,260)     (15.00)

  Net Income                  10,481     1,236,426    1,246,907
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2009     5,883    15,703,077   15,708,960   22,030.04

   Distributions Declared    (13,879)   (1,373,994)  (1,387,873)

  Redemption Payments         (1,586)     (157,001)    (158,587)    (184.76)

  Net Income                   4,860       681,095      685,955
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2010  $ (4,722)  $14,853,177  $14,848,455   21,845.28
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Revenue Recognition

       The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2010 and 2009.

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

       At  December  31, 2010, the Partnership had  no  financial
       assets  or  liabilities  measured  at  fair  value  on   a
       recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Champps Americana restaurant in Utica, Michigan (44% - AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Biaggi's restaurant (50% - AEI Net Lease Income & Growth Fund XIX Limited Partnership); Jared Jewelry store (50% - AEI Income & Growth Fund XXI Limited Partnership); Applebee's restaurant in Sandusky, Ohio (45% - AEI Income & Growth Fund 24 LLC); Staples store (70% - AEI Income &
     Growth Fund 27 LLC) and Scott & White Clinic (40% - AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC).

     The Partnership owned a 50% interest in a Tractor Supply Company store. AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2009.

     AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(3)  Related Party Transactions - (Continued)

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                             2010       2009

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating with the Limited Partners.  These
  amounts included $2,563 and $8,976  of expenses
  related to Discontinued Operations in 2010 and 2009,
  respectively.                                          $ 252,916  $ 257,377
                                                          ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $53,533 and $53,433 of expenses related to
  Discontinued Operations in 2010 and 2009, respectively.$  95,555  $  84,117
                                                          ========   ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of  properties on behalf of the Partnership.           $  32,227  $  88,630
                                                          ========   ========
d.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.             $       0  $  99,516
                                                          ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate

     The Partnership leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The Lease for the Red Robin restaurant in continuing operations was extended to expire on December 31, 2017. Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Red Robin restaurants, which were constructed in 1984 and 1987, were acquired in 1994. The Arby's restaurant and Applebee's restaurant in McAllen, Texas were constructed and acquired in 1994. The land for the Champps Americana restaurant in Columbus, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The KinderCare daycare center was constructed in 1999 and acquired in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurant in Sandusky, Ohio was constructed in 1995 and acquired in 2004. The Staples store was constructed in 2008 and acquired in 2009. The Scott & White Clinic was constructed and acquired in 2010. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2010  are   as
     follows:
                                            Buildings and          Accumulated
Property                             Land     Equipment     Total  Depreciation

HomeTown Buffet, Albuquerque, NM $  241,960 $   289,371 $   531,331 $  166,391
Red Robin, Colorado Springs, CO     905,980   1,323,210   2,229,190    744,306
Arby's, Smyrna, GA                    5,775       8,091      13,866      4,536
Champps Americana, Columbus, OH       2,924       6,406       9,330      2,576
Champps Americana, Utica, MI        543,318     967,816   1,511,134    299,141
KinderCare, Mayfield Heights, OH    289,266   1,117,792   1,407,058    318,262
Biaggi's, Ft. Wayne, IN             503,204     876,142   1,379,346    219,037
Jared Jewelry, Hanover, MD          861,052   1,128,053   1,989,105    258,514
Applebee's, Sandusky, OH            412,396     864,547   1,276,943    192,120
Staples, Vernon Hills, IL           882,000   2,832,638   3,714,638    153,434
Scott & White, College Station, TX  298,000   1,172,224   1,470,224      9,769
                                  ---------  ----------  ----------  ---------
                                 $4,945,875 $10,586,290 $15,532,165 $2,368,086
                                  =========  ==========  ==========  =========

     On May 22, 2009, the Partnership purchased a 70% interest in a Staples store in Vernon Hills, Illinois for $3,714,638. The Partnership incurred $88,630 of acquisition expenses related to the purchase that were expensed. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years (as of the date of purchase) and initial annual rent of $308,315 for the interest purchased.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

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

     On October 20, 2010, the Partnership purchased a 40% interest in a Scott & White Clinic in College Station, Texas for $1,470,224. The Partnership incurred $32,227 of acquisition expenses related to the purchase that were expensed. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $123,200 for the interest purchased.

     On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico. The tenant returned possession of the property to the Partnership. The Partnership has listed the property for lease or sale with a real estate broker in the Albuquerque area. While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs
     associated  with  maintaining the  property.   The  property
     represents less than 3% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the carrying value of the property and decided that there is no impairment at this time.

     The Partnership owns a 40.1354% interest in a HomeTown Buffet restaurant, a 1.1177% interest in an Arby's restaurant and a .2706% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2010, the minimum future rent payments required by the leases are as follows:

                       2011           $ 1,671,350
                       2012             1,692,152
                       2013             1,809,742
                       2014             1,815,000
                       2015             1,560,101
                       Thereafter       5,793,307
                                       -----------
                                      $14,341,652
                                       ===========


     There were no contingent rents recognized in 2010 and 2009.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                          Industry          2010         2009

     Red Robin West, Inc.             Restaurant     $  325,000  $  325,000
     Staples the Office
      Superstore East, Inc.           Retail            308,315     188,138
     Concord Neighborhood Corporation Restaurant        240,952     224,994
     Sterling Jewelers, Inc.          Retail            168,551     168,551
     Champps Operating Corporation    Restaurant            N/A     192,521
                                                      ----------  ----------
     Aggregate rent revenue of major tenants         $1,042,818  $1,099,204
                                                      ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      66%         69%
                                                      ==========  ==========

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

     Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. Based on additional marketing efforts and analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $200,000 to decrease the carrying value to the estimated fair value of $700,000 at September 30, 2010. The charges were recorded against the cost of the land and building. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale.

     On January 9, 2009, the Partnership sold the Johnny Carino's restaurant in Alexandria, Louisiana to an unrelated third party. The Partnership received net sale proceeds of $2,231,614, which resulted in a net gain of $392,362. At the time of sale, the cost and related accumulated depreciation was $2,144,748 and $305,496, respectively.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(6)  Discontinued Operations - (Continued)

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

     In January 2011, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. On March 10, 2011, the sale closed with the Partnership receiving net proceeds of approximately $1,619,000, which resulted in a net gain of approximately $776,200. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

     During 2010 and 2009, the Partnership distributed net sale proceeds of $290,154 and $167,721 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.10 and $7.53 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:


                                             2010       2009

     Rental Income                        $  240,952   $  280,501
     Property Management Expenses            (56,096)     (62,409)
     Depreciation                            (13,114)     (33,856)
     Real Estate Impairment                 (200,000)    (216,000)
     Gain on Disposal of Real Estate               0      588,386
                                           ----------   ----------
     Income (Loss) from
      Discontinued Operations             $  (28,258)  $  556,622
                                           ==========   ==========

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2010  and  2009,  the
     Partnership declared distributions of $1,387,873 and $1,430,303, respectively. The Limited Partners received distributions of $1,373,994 and $1,416,000 and the General Partners received distributions of $13,879 and $14,303 for the years, respectively. The Limited Partners' distributions represent $62.60 and $64.24 per Limited Partnership Unit outstanding using 21,949 and 22,041 weighted average Units in 2010 and 2009, respectively. The distributions represent $23.84 and $55.46 per Unit of Net Income and $38.76 and $8.78 per Unit of return of capital in 2010 and 2009, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $287,252 and $166,044 in 2010 and 2009, respectively.

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

     During  2010,  nine  Limited Partners redeemed  a  total  of
     184.76 Partnership Units for $157,001 in accordance with the Partnership Agreement. During 2009, one Limited Partner redeemed a total of 15 Partnership Units for $14,118. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,586 and $142 in 2010 and 2009, respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,098.64 per original $1,000 invested.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2010       2009

     Net  Income for Financial Reporting Purposes   $   685,955  $ 1,246,907

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes      20,652       22,182

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes            22,074       12,249

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes           8,245            0

     Acquisition Costs Expensed for Financial Reporting
      Purposes, Capitalized for Tax Purposes             32,227       88,630

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                   200,000      216,000

     Gain on Sale of Real Estate for Tax Purposes
      Over Gain for Financial Reporting Purposes              0        1,274
                                                     -----------  -----------
           Taxable Income to Partners               $   969,153  $ 1,587,242
                                                     ===========  ===========


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2010        2009

     Partners'Capital for Financial Reporting Purposes $14,848,455 $15,708,960

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                   1,257,878   1,004,999

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes               43,035      20,961

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes              8,245           0

     Syndication Costs Treated as Reduction
      of Capital For Financial Reporting Purposes        3,271,273   3,271,273
                                                        ----------  ----------
     Partners' Capital for Tax Reporting Purposes      $19,428,886 $20,006,193
                                                        ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 9A. CONTROLS AND PROCEDURES.  (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XX, Inc. ("AFM"), the Managing General
Partner,   and  Robert  P.  Johnson,  Chief  Executive   Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 66, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2011. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 51, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2011. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2010. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2010 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is based on actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2010 and 2009.

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2010, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2010.

Person or Entity                                      Amount Incurred From
 Receiving                    Form and Method   Inception (September 14, 1990)
Compensation                  of Compensation         To December 31, 2010

AEI Securities, Inc. Selling Commissions equal to 8% of      $2,398,039
                     proceeds plus a 2% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners and Reimbursement at Cost for other         $  884,013
Affiliates           Organization and Offering Costs.

General Partners and Reimbursement at Cost for all           $  940,841
Affiliates           Acquisition Expenses.

General Partners and Reimbursement at Cost for providing     $4,354,516
Affiliates           administrative services to the Fund,
                     including all expenses related to
                     management of the Fund's properties
                     and all other transfer agency,
                     reporting, partner relations and other
                     administrative functions.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                    Form and Method   Inception (September 14, 1990)
Compensation                  of Compensation         To December 31, 2010

General Partners and Reimbursement at Cost for providing     $  838,029
Affiliates           services related to the disposition
                     of the  Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal year  $  273,910
                     until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow  equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

General Partners     1% of distributions of Net Proceeds of  $   37,524
                     Sale until Limited Partners have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 12% of their
                     Adjusted Capital Contributions per annum,
                     cumulative but not compounded, to the
                     extent  not   previously distributed.
                     10% of distributions of Net Proceeds of
                     Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2010 and 2009:

     Fee Category                            2010       2009

     Audit Fees                           $  16,670   $ 16,325
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  16,670   $ 16,325
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


                           AEI NET LEASE INCOME & GROWTH FUND XX
                           Limited Partnership
                           By: AEI Fund Management XX, Inc.
                               Its Managing General Partner


March 25, 2011             By:/s/ROBERT P JOHNSON
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                      Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer) March 25, 2011
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer and Treasurer   March 25, 2011
   Patrick W.Keene   (Principal Accounting Officer)