Form 10-Q
period 2011-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2011-05-13
CIK 894245

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2011

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of March 31, 2011 and December 31, 2010

         Statements for the Three Months ended March 31, 2011 and 2010:

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

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2011 AND DECEMBER 31, 2010

                             ASSETS

                                                      2011         2010
CURRENT ASSETS:
  Cash                                            $ 2,231,896   $   587,665

INVESTMENTS IN REAL ESTATE:
  Land                                              4,942,951     4,945,875
  Buildings and Equipment                          10,579,884    10,586,290
  Accumulated Depreciation                         (2,452,405)   (2,368,086)
                                                   -----------   -----------
                                                   13,070,430    13,164,079
  Real Estate Held for Sale                           700,000     1,542,762
                                                   -----------   -----------
      Net Investments in Real Estate               13,770,430    14,706,841
                                                   -----------   -----------
           Total  Assets                          $16,002,326   $15,294,506
                                                   ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   109,832   $    81,655
  Distributions Payable                               342,423       343,435
  Unearned Rent                                        46,654        20,961
                                                   -----------   -----------
      Total Current Liabilities                       498,909       446,051
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      7,719        (4,722)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   21,845 Units outstanding                        15,495,698    14,853,177
                                                   -----------   -----------
      Total Partners' Capital                      15,503,417    14,848,455
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $16,002,326   $15,294,506
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2011         2010

RENTAL INCOME                                     $   354,310   $   335,550

EXPENSES:
  Partnership Administration - Affiliates              63,893        57,802
  Partnership Administration and Property
     Management - Unrelated Parties                    19,314        12,223
  Depreciation                                         86,895        78,755
                                                   -----------   -----------
      Total Expenses                                  170,102       148,780
                                                   -----------   -----------

OPERATING INCOME                                      184,208       186,770

OTHER INCOME:
  Interest Income                                       1,814         5,535
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     186,022       192,305

Income from Discontinued Operations                   811,363        42,893
                                                   -----------   -----------
NET INCOME                                        $   997,385   $   235,198
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $    15,865   $     2,352
  Limited Partners                                    981,520       232,846
                                                   -----------   -----------
                                                  $   997,385   $   235,198
                                                   ===========   ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $      8.43   $      8.64
  Discontinued Operations                               36.50          1.93
                                                   -----------   -----------
      Total                                       $     44.93   $     10.57
                                                   ===========   ===========
Weighted Average Units Outstanding-Basic and Diluted   21,845        22,030
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2011          2010

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   997,385   $   235,198

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      86,939        85,364
     Gain on Sale of Real Estate                     (777,808)            0
     Decrease in Receivable                                 0           950
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      28,177       (48,397)
     Increase in Unearned Rent                         25,693        46,380
                                                   -----------   -----------
       Total Adjustments                             (636,999)       84,297
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       360,386       319,495
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                 1,627,280             0
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                     (343,435)     (357,573)
                                                   -----------   -----------

NET INCREASE (DECREASE) IN CASH                     1,644,231       (38,078)

CASH, beginning of period                             587,665     2,405,133
                                                   -----------   -----------
CASH, end of period                               $ 2,231,896   $ 2,367,055
                                                   ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners     Total    Outstanding


BALANCE, December 31, 2009  $  5,883   $15,703,077  $15,708,960   22,030.04

  Distributions Declared      (3,575)     (353,997)    (357,572)

  Net Income                   2,352       232,846      235,198
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2010     $  4,660   $15,581,926  $15,586,586   22,030.04
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2010  $ (4,722)  $14,853,177  $14,848,455   21,845.28

  Distributions Declared      (3,424)     (338,999)    (342,423)

  Net Income                  15,865       981,520      997,385
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2011     $  7,719   $15,495,698  $15,503,417   21,845.28
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2011

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2011 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     On October 20, 2010, the Partnership purchased a 40% interest in a Scott & White Clinic in College Station, Texas for $1,470,224. The Partnership incurred $32,227 of acquisition expenses related to the purchase that were expensed. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and initial annual rent of $123,200 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

     On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico. The tenant returned possession of the property to the Partnership. The Partnership has listed the property for lease with a real estate broker in the Albuquerque area. While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property. The property represents less than 3% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the carrying value of the property and decided that there is no impairment at this time.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. Based on additional marketing efforts and analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $200,000 to decrease the carrying value to the estimated fair value of $700,000 at September 30, 2010. The charges were recorded against the cost of the land and building. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale.

     In January 2011, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. On March 10, 2011, the sale closed with the Partnership receiving net proceeds of $1,618,981, which resulted in a net gain of $776,219. At the time of sale, the cost and related accumulated depreciation was
     $1,320,104 and $477,342, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

     On March 16, 2011, the Partnership sold its remaining .2706% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $8,299, which resulted in a net gain of $1,589. The cost and related accumulated depreciation of the interest sold was $9,330 and $2,620, respectively.

     During the first three months of 2011 and 2010, the Partnership distributed net sale proceeds of $35,907 and $37,010 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.63 and $1.66 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                   2011       2010

     Rental Income                              $  45,582   $  60,530
     Property Management Expenses                 (11,983)    (11,028)
     Depreciation                                     (44)     (6,609)
     Gain on Disposal of Real Estate              777,808           0
                                                 ---------   ---------
     Income from Discontinued Operations        $ 811,363   $  42,893
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

     As of March 31, 2011, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the three months ended March 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $354,310 and $335,550 respectively. In 2011, rental income increased due to additional rent received from one property acquisition in 2010, which was partially offset by a loss of rent for the HomeTown Buffet restaurant as discussed below. Based on the scheduled rent for the properties owned as of April 30, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,429,000 in 2011.

        For the three months ended March 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $63,893 and $57,802, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,314 and $12,223, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico. The tenant returned possession of the property to the Partnership. The Partnership has listed the property for lease with a real estate broker in the Albuquerque area. While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property. The property represents less than 3% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the carrying value of the property and decided that there is no impairment at this time.

        For the three months ended March 31, 2011 and 2010, the Partnership recognized interest income of $1,814 and $5,535, respectively. In 2011, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition in October 2010.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $811,363, representing rental income less property management expenses and depreciation of $33,555 and gain on disposal of real estate of $777,808. For the three months ended March 31, 2010, the Partnership recognized income from discontinued operations of $42,893, representing rental income less property management expenses and depreciation.


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

        Based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the Red Robin restaurant was impaired. As a result, in the third quarter of 2009, a charge to discontinued operations for real estate impairment of $216,000 was recognized, which was the difference between the carrying value at September 30, 2009 of $1,116,000 and the estimated fair value of $900,000. Based on additional marketing efforts and analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $200,000 to decrease the carrying value to the estimated fair value of $700,000 at September 30, 2010. The charges were recorded against the cost of the land and building. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale.

       In January 2011, the Partnership entered into an agreement to sell the Applebee's restaurant in McAllen, Texas to an unrelated third party. On March 10, 2011, the sale closed with the Partnership receiving net proceeds of $1,618,981, which resulted in a net gain of $776,219. At the time of sale, the cost and related accumulated depreciation was $1,320,104 and $477,342, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

        On March 16, 2011, the Partnership sold its remaining ..2706% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $8,299, which resulted in a net gain of $1,589. The cost and related accumulated depreciation of the interest sold was $9,330 and $2,620, respectively.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2011, the Partnership's cash balances increased $1,644,231 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2010, the Partnership's cash balances decreased $38,078 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $319,495 in 2010 to $360,386 in 2011 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by an increase in Partnership administration and property management expenses in 2011.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2011, the Partnership generated cash flow from the sale of real estate of $1,627,280.

        On October 20, 2010, the Partnership purchased a 40% interest in a Scott & White Clinic in College Station, Texas for $1,470,224. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and initial annual rent of $123,200 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

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

        For the three months ended March 31, 2011 and 2010, the Partnership declared distributions of $342,423 and $357,572, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $338,999 and $353,997 and the General Partners received distributions of $3,424 and $3,575 for the periods, respectively.

        During the first three months of 2011 and 2010, the Partnership distributed net sale proceeds of $35,907 and $37,010 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.63 and $1.66 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During the first three months of 2011, the Partnership did not redeem any Units from the Limited Partners. During 2010, nine Limited Partners redeemed a total of 184.76 Partnership Units for $157,001 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 125 Limited Partners redeemed 1,969.96 Partnership Units for $1,514,831. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,586 in 2010.


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


Dated:  May 12, 2011          AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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