Form 10-Q
period 2011-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2011-08-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission File Number:  000-23778

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1729121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2011 and December 31, 2010	3

	Statements for the Periods ended June 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$2,164,773	$587,665

Real Estate Held for Investment:
Land	5,338,239	4,945,875
Buildings and Equipment	11,362,949	10,586,290
Accumulated Depreciation	(3,019,281)	(2,368,086)
Real Estate Held for Investment, Net	13,681,907	13,164,079
Real Estate Held for Sale	0	1,542,762
Total Real Estate	13,681,907	14,706,841
Total Assets	$15,846,680	$15,294,506

LIABILITIES AND PARTNERS' CAPITAL

	June 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$49,815	$81,655
Distributions Payable	342,423	343,435
Unearned Rent	120,682	20,961
Total Current Liabilities	512,920	446,051

Partners’ Capital (Deficit):
General Partners	7,703	(4,722)
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 21,845 Units outstanding	15,326,057	14,853,177
Total Partners' Capital	15,333,760	14,848,455
Total Liabilities and Partners' Capital	$15,846,680	$15,294,506

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$357,365	$327,523	$711,675	$663,073

Expenses:
Partnership Administration – Affiliates	66,527	59,762	131,855	117,564
Partnership Administration and Property Management – Unrelated Parties	31,996	22,523	61,858	45,774
Depreciation	88,523	78,755	175,418	157,510
Total Expenses	187,046	161,040	369,131	320,848

Operating Income	170,319	166,483	342,544	342,225

Other Income:
Interest Income	3,838	5,313	5,652	10,848

Income from Continuing Operations	174,157	171,796	348,196	353,073

Income (Loss) from Discontinued Operations	(1,392)	51,208	821,954	105,129

Net Income	$172,765	$223,004	$1,170,150	$458,202

Net Income Allocated:
General Partners	$3,408	$2,230	$19,273	$4,582
Limited Partners	169,357	220,774	1,150,877	453,620
Total	$172,765	$223,004	$1,170,150	$458,202

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$7.89	$7.74	$15.78	$15.89
Discontinued Operations	(.14)	2.31	36.90	4.73
Total	$7.75	$10.05	$52.68	$20.62

Weighted Average Units Outstanding – Basic and Diluted	21,845	21,960	21,845	21,995

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$1,170,150	$458,202

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	175,462	170,728
Gain on Sale of Real Estate	(777,808)	0
(Increase) Decrease in Receivables	0	950
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(31,840)	(56,854)
Increase (Decrease) in Unearned Rent	99,721	53,641
Total Adjustments	(534,465)	168,465
Net Cash Provided By Operating Activities	635,685	626,667

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,627,280	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(685,857)	(715,146)
Redemption Payments	0	(61,305)
Net Cash Used For Financing Activities	(685,857)	(776,451)

Net Increase (Decrease) in Cash	1,577,108	(149,784)

Cash, beginning of period	587,665	2,405,133

Cash, end of period	$2,164,773	$2,255,349

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$5,883	$15,703,077	$15,708,960	22,030.04

Distributions Declared	(7,010)	(693,995)	(701,005)

Redemption Payments	(613)	(60,692)	(61,305)	(69.80)

Net Income	4,582	453,620	458,202

Balance, June 30, 2010	$2,842	$15,402,010	$15,404,852	21,960.24

Balance, December 31, 2010	$(4,722)	$14,853,177	$14,848,455	21,845.28

Distributions Declared	(6,848)	(677,997)	(684,845)

Net Income	19,273	1,150,877	1,170,150

Balance, June 30, 2011	$7,703	$15,326,057	$15,333,760	21,845.28

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

(2)  Organization –

AEI Net Lease Income & Growth Fund XX Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants.  The Partnership's operations are managed by AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner.  Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(2)  Organization – (Continued)

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

In December 2008, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 months.  On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

 (4)  Investments in Real Estate –

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

On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico.  The tenant returned possession of the property to the Partnership.  The Partnership has listed the property for lease with a real estate broker in the Albuquerque area.  While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property.  The property represents less than 3% of the Partnership's property portfolio.  The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation.  The Partnership has evaluated the carrying value of the property and concluded that there is no impairment at this time.

 (5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

 (6)  Discontinued Operations –

On November 30, 2008, the Lease term expired for the Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado.  The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease.  The Partnership listed the property for sale with a real estate broker in the Colorado Springs area.  While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property.  During 2010, based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the former Red Robin property was impaired.  As a result, in the third quarter of 2010, a charge to discontinued operations for real estate impairment of $200,000 was recognized, which was the difference between the carrying value at September 30, 2010 of $900,000 and the estimated fair value of $700,000.  The charge was recorded against the cost of the land and building.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

Since December 31, 2007, the former Red Robin property has been classified as Real Estate Held for Sale.  After marketing the property for sale for several years without success, the Partnership entered into an agreement, effective June 20, 2011, to lease the property to a local restaurant operator. The Lease Agreement has a term of two years with annual rental payments of $100,000.  The tenant plans to remodel the building and convert it into a Chinese buffet restaurant. As a result of this agreement, the property was reclassified to Real Estate Held for Investment as of June 30, 2011. In addition, the operating results of the property, which were previously reported in Discontinued Operations, were reclassified to Continuing Operations for the periods presented.  Since the Partnership valued this property at fair value at June 30, 2011 and this amount is less than the carrying value at December 31, 2007 less catch-up depreciation of $120,666, no additional depreciation expense was recognized as a result of the reclassification.

In January 2011, the Partnership entered into an agreement to sell the Applebee’s restaurant in McAllen, Texas to an unrelated third party.  On March 10, 2011, the sale closed with the Partnership receiving net proceeds of $1,618,981, which resulted in a net gain of $776,219.  At the time of sale, the cost and related accumulated depreciation was $1,320,104 and $477,342, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

On March 16, 2011, the Partnership sold its remaining .2706% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party.  The Partnership received net sale proceeds of $8,299, which resulted in a net gain of $1,589.  The cost and related accumulated depreciation of the interest sold was $9,330 and $2,620, respectively.

During the first six months of 2011 and 2010, the Partnership distributed net sale proceeds of $117,041 and $133,381 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.31 and $6.00 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended June 30:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$0	$60,531	$45,582	$121,061
Property Management Expenses	(1,392)	(2,714)	(1,392)	(2,714)
Depreciation	0	(6,609)	(44)	(13,218)
Gain on Disposal of Real Estate	0	0	777,808	0
Income (Loss) from Discontinued Operations	$(1,392)	$51,208	$821,954	$105,129

(7)  Fair Value Measurements –

Fair value, as defined by United States Generally Accepted Accounting Principles (“US GAAP”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  US GAAP establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable. US GAAP requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

As of June 30, 2011, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The former Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado, with a carrying amount of $900,000 at September 30, 2010, was written down to its fair value of $700,000 after completing our long-lived asset valuation analysis.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy. The resulting impairment charge of $200,000 was included in earnings for the third quarter of 2010.

At June 30, 2011, the carrying value of $700,000 is still estimated to be the fair value of this property. The fair value was based upon comparable sales of similar properties, which are considered level 2 inputs in the valuation hierarchy.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters.  These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

—	Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;
—	the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;
—	resolution by the General Partners of conflicts with which they may be confronted;
—	the success of the General Partners of locating properties with favorable risk return characteristics;
—	the effect of tenant defaults; and
—	the condition of the industries in which the tenants of properties owned by the Partnership operate.

Application of Critical Accounting Policies

The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

The Partnership purchases properties and records them in the financial statements at cost (not including acquisition expenses).  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs.  They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage.  The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Management of the Partnership has discussed the development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

For the six months ended June 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $711,675 and $663,073 respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and rent received from releasing the former Red Robin restaurant, which were partially offset by a loss of rent for the HomeTown Buffet restaurant as discussed below.  Based on the scheduled rent for the properties owned as of July 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,482,000 in 2011.

For the six months ended June 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $131,855 and $117,564, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $61,858 and $45,774, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The increase in these expenses in 2011, when compared to 2010, was mainly due expenses incurred related to the former Red Robin and HomeTown Buffet restaurants.

On November 30, 2008, the Lease term expired for the Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado.  The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease.  The Partnership listed the property for sale with a real estate broker in the Colorado Springs area.  While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property.  During 2010, based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the former Red Robin property was impaired.  As a result, in the third quarter of 2010, a charge to discontinued operations for real estate impairment of $200,000 was recognized, which was the difference between the carrying value at September 30, 2010 of $900,000 and the estimated fair value of $700,000.  The charge was recorded against the cost of the land and building.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Since December 31, 2007, the former Red Robin property has been classified as Real Estate Held for Sale.  After marketing the property for sale for several years without success, the Partnership entered into an agreement, effective June 20, 2011, to lease the property to a local restaurant operator. The Lease Agreement has a term of two years with annual rental payments of $100,000.  The tenant plans to remodel the building and convert it into a Chinese buffet restaurant. As a result of this agreement, the property was reclassified to Real Estate Held for Investment as of June 30, 2011. In addition, the operating results of the property, which were previously reported in Discontinued Operations, were reclassified to Continuing Operations for the periods presented.  Since the Partnership valued this property at fair value at June 30, 2011 and this amount is less than the carrying value at December 31, 2007 less catch-up depreciation of $120,666, no additional depreciation expense was recognized as a result of the reclassification.

On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico.  The tenant returned possession of the property to the Partnership.  The Partnership has listed the property for lease with a real estate broker in the Albuquerque area.  While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property.  The property represents less than 3% of the Partnership's property portfolio.  The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation.  The Partnership has evaluated the carrying value of the property and concluded that there is no impairment at this time.

For the six months ended June 30, 2011 and 2010, the Partnership recognized interest income of $5,652 and $10,848, respectively.  In 2011, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition in October 2010.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $821,954, representing rental income less property management expenses and depreciation of $44,146 and gain on disposal of real estate of $777,808.  For the six months ended June 30, 2010, the Partnership recognized income from discontinued operations of $105,129, representing rental income less property management expenses and depreciation.

In January 2011, the Partnership entered into an agreement to sell the Applebee’s restaurant in McAllen, Texas to an unrelated third party.  On March 10, 2011, the sale closed with the Partnership receiving net proceeds of $1,618,981, which resulted in a net gain of $776,219.  At the time of sale, the cost and related accumulated depreciation was $1,320,104 and $477,342, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $842,762.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Partnership's cash balances increased $1,577,108 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2010, the Partnership's cash balances decreased $149,784 as a result of distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $626,667 in 2010 to $635,685 in 2011 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2011 and an increase in Partnership administration and property management expenses in 2011.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2011, the Partnership generated cash flow from the sale of real estate of $1,627,280.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2011 and 2010, the Partnership declared distributions of $684,845 and $701,005, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $677,997 and $693,995 and the General Partners received distributions of $6,848 and $7,010 for the periods, respectively.

During the first six months of 2011 and 2010, the Partnership distributed net sale proceeds of $117,041 and $133,381 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.31 and $6.00 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first six months of 2011, the Partnership did not redeem any Units from the Limited Partners.  During 2010, nine Limited Partners redeemed a total of 184.76 Partnership Units for $157,001 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 125 Limited Partners redeemed 1,969.96 Partnership Units for $1,514,831.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,586 in 2010.

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

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

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

Dated: August 12, 2011	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)