Form 10-Q/A
period 2011-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2011-08-15
CIK 894245

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the "10-Q") is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurrring subsequent to the filing of the 10-Q.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.ins	Instance Document**

101.def	XBRL Taxonomy Extension Definition Linkbase Document**

101.sch	XBRL Taxonomy Extension Schema Document**

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document**

101.lab	XBRL Taxonomy Extension Label Linkbase Document**

101.pre	XBRL Tasonomy Extension Presentation Linkbase Document**

*     Filed with the 10-Q
**   Furnished, not filed, herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)