Form 10-Q
period 2011-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2011-11-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2011 and December 31, 2010	3

	Statements for the Periods ended September 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$2,121,396	$587,665
Receivables	2,368	0
Total Current Assets	2,123,764	587,665

Real Estate Held for Investment:
Land	5,338,239	4,945,875
Buildings and Equipment	11,362,949	10,586,290
Accumulated Depreciation	(3,107,804)	(2,368,086)
Real Estate Held for Investment, Net	13,593,384	13,164,079
Real Estate Held for Sale	0	1,542,762
Total Real Estate	13,593,384	14,706,841
Total Assets	$15,717,148	$15,294,506

LIABILITIES AND PARTNERS' CAPITAL

	September 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$70,774	$81,655
Distributions Payable	342,423	343,435
Unearned Rent	95,682	20,961
Total Current Liabilities	508,879	446,051

Partners’ Capital (Deficit):
General Partners	7,690	(4,722)
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 21,845 Units outstanding	15,200,579	14,853,177
Total Partners' Capital	15,208,269	14,848,455
Total Liabilities and Partners' Capital	$15,717,148	$15,294,506

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$380,479	$329,530	$1,092,154	$992,603

Expenses:
Partnership Administration – Affiliates	63,883	63,012	195,738	180,576
Partnership Administration and Property Management – Unrelated Parties	14,277	19,500	76,028	65,274
Depreciation	88,523	78,755	263,941	236,265
Real Estate Impairment	0	200,000	0	200,000
Total Expenses	166,683	361,267	535,707	682,115

Operating Income (Loss)	213,796	(31,737)	556,447	310,488

Other Income:
Interest Income	3,136	5,198	8,788	16,046

Income (Loss) from Continuing Operations	216,932	(26,539)	565,235	326,534

Income from Discontinued Operations	0	60,293	821,847	165,422

Net Income	$216,932	$33,754	$1,387,082	$491,956

Net Income (Loss) Allocated:
General Partners	$3,411	$(1,662)	$22,684	$2,920
Limited Partners	213,521	35,416	1,364,398	489,036
Total	$216,932	$33,754	$1,387,082	$491,956

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$9.77	$(1.11)	$25.62	$14.80
Discontinued Operations	0.00	2.72	36.84	7.45
Total	$9.77	$1.61	$62.46	$22.25

Weighted Average Units Outstanding – Basic and Diluted	21,845	21,960	21,845	21,984

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$1,387,082	$491,956

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	263,985	249,535
Real Estate Impairment	0	200,000
Gain on Sale of Real Estate	(777,808)	0
(Increase) Decrease in Receivables	(2,368)	950
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(10,881)	(43,707)
Increase (Decrease) in Unearned Rent	74,721	25,693
Total Adjustments	(452,351)	432,471
Net Cash Provided By Operating Activities	934,731	924,427

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,627,280	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,028,280)	(1,058,578)
Redemption Payments	0	(61,305)
Net Cash Used For Financing Activities	(1,028,280)	(1,119,883)

Net Increase (Decrease) in Cash	1,533,731	(195,456)

Cash, beginning of period	587,665	2,405,133

Cash, end of period	$2,121,396	$2,209,677

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$5,883	$15,703,077	$15,708,960	22,030.04

Distributions Declared	(10,444)	(1,033,993)	(1,044,437)

Redemption Payments	(613)	(60,692)	(61,305)	(69.80)

Net Income	2,920	489,036	491,956

Balance, September 30, 2010	$(2,254)	$15,097,428	$15,095,174	21,960.24

Balance, December 31, 2010	$(4,722)	$14,853,177	$14,848,455	21,845.28

Distributions Declared	(10,272)	(1,016,996)	(1,027,268)

Net Income	22,684	1,364,398	1,387,082

Balance, September 30, 2011	$7,690	$15,200,579	$15,208,269	21,845.28

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On March 16, 2011, the Partnership sold its remaining 0.2706% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party.  The Partnership received net sale proceeds of $8,299, which resulted in a net gain of $1,589.  The cost and related accumulated depreciation of the interest sold was $9,330 and $2,620, respectively.

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $154,010 and $164,252 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.99 and $7.39 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended September 30:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$0	$60,530	$45,582	$181,591
Property Management Expenses	0	(185)	(1,499)	(2,899)
Depreciation	0	(52)	(44)	(13,270)
Gain on Disposal of Real Estate	0	0	777,808	0
Income from Discontinued Operations	$0	$60,293	$821,847	$165,422

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

As of September 30, 2011, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $1,092,154 and $992,603 respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2010 and rent received from re-leasing the former Red Robin restaurant, which were partially offset by a loss of rent for the HomeTown Buffet restaurant as discussed below.  Based on the scheduled rent for the properties owned as of October 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,476,000 and $1,527,000 in 2011 and 2012, respectively.

For the nine months ended September 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $195,738 and $180,576, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $76,028 and $65,274, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The increase in these expenses in 2011, when compared to 2010, was mainly due expenses incurred related to the former Red Robin and HomeTown Buffet restaurants.

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

For the nine months ended September 30, 2011 and 2010, the Partnership recognized interest income of $8,788 and $16,046, respectively.  In 2011, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition in October 2010.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $821,847, representing rental income less property management expenses and depreciation of $44,039 and gain on disposal of real estate of $777,808.  For the nine months ended September 30, 2010, the Partnership recognized income from discontinued operations of $165,422, representing rental income less property management expenses and depreciation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On March 16, 2011, the Partnership sold its remaining 0.2706% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party.  The Partnership received net sale proceeds of $8,299, which resulted in a net gain of $1,589.  The cost and related accumulated depreciation of the interest sold was $9,330 and $2,620, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Partnership's cash balances increased $1,533,731 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2010, the Partnership's cash balances decreased $195,456 as a result of distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $924,427 in 2010 to $934,731 in 2011 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2011 and an increase in Partnership administration and property management expenses in 2011.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2011, the Partnership generated cash flow from the sale of real estate of $1,627,280.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2011 and 2010, the Partnership declared distributions of $1,027,268 and $1,044,437, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,016,996 and $1,033,993 and the General Partners received distributions of $10,272 and $10,444 for the periods, respectively.

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $154,010 and $164,252 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.99 and $7.39 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first nine months of 2011, the Partnership did not redeem any Units from the Limited Partners.  During 2010, nine Limited Partners redeemed a total of 184.76 Partnership Units for $157,001 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 125 Limited Partners redeemed 1,969.96 Partnership Units for $1,514,831.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,586 in 2010.

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

Dated: November 11, 2011	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)