Form 10-K
period 2011-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2012-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2011

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
Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2011, there were 21,817.275 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,817,275.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Net Lease Income & Growth Fund XX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 2, 1992.  The registrant is comprised of AEI Fund Management XX, Inc. (“AFM”) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 20, 1993.  The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

Property Activity During the Last Three Years

As of December 31, 2008, the Partnership owned a significant interest in eleven properties and a minor interest in four properties with a total original cost of $16,648,754.  During the years ended December 31, 2009 and 2011, the Partnership sold six property interests and received net sale proceeds of $3,575,431 and $1,627,280, which resulted in net gains of $588,386 and $777,808, respectively.  During 2009 and 2010, the Partnership expended $3,714,638 and $1,470,224, respectively, to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2011, the Partnership owned a significant interest in ten properties and a minor interest in one property with a total original cost of $16,701,188.

Major Tenants

During 2011, three tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants, in aggregate, contributed 53% of total rental revenue in 2011.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2012 and future years.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2011.
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

HomeTown Buffet Restaurant Albuquerque, NM (40.1354%)	9/30/93	$531,331		(1)

Red Robin Restaurant Colorado Springs, CO	2/24/94	$2,229,190		Red Robin West, Inc.	$325,000	$45.00

Royal Buffet Restaurant Colorado Springs, CO	2/24/94	$1,755,441		Wei Gou Lu	$100,000	$13.26

Arby's Restaurant Smyrna, GA (1.1177%)	5/16/94	$13,866		RTM Georgia, LLC	$2,064	$45.73

Champps Americana Restaurant Utica, MI (44%)	2/12/02	$1,511,134		Champps Operating Corporation	$108,033	$28.60

KinderCare Daycare Center Mayfield Heights, OH	6/14/02	$1,407,058		KinderCare Learning Centers, Inc.	$146,985	$17.26

Biaggi’s Restaurant Ft. Wayne, IN (50%)	7/3/03	$1,379,346		Biaggi’s Ristorante Italiano, LLC	$130,540	$27.62

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$185,406	$63.84

Applebee’s Restaurant Sandusky, OH (45%)	4/30/04	$1,276,943		Apple Ohio LLC	$104,549	$46.53

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(2)	Staples the Office Superstore East, Inc.	$308,315	$23.00

Scott & White Clinic College Station, TX (40%)	10/20/10	$1,470,224	(2)	Scott & White Healthcare	$123,200	$22.24

(1)  The property is vacant and listed for lease.
(2)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties:  Champps Americana restaurant (AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Biaggi’s restaurant (AEI Net Lease Income & Growth Fund XIX Limited Partnership); Jared Jewelry store (AEI Income & Growth Fund XXI Limited Partnership); Applebee’s restaurant (AEI Income & Growth Fund 24 LLC); Staples store (AEI Income & Growth Fund 27 LLC) and Scott & White Clinic (AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC).  The remaining interests in the HomeTown Buffet and Arby's restaurants are owned by unrelated third parties.

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The Lease for the Red Robin restaurant was extended to expire on December 31, 2017.  Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

At December 31, 2011, all properties listed above were 100% occupied. The only exception is the HomeTown Buffet restaurant in Albuquerque, New Mexico that became vacant on January 31, 2011 when the lease term expired.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2011, there were 1,510 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $13,697 and $13,879 were made to the General Partners and $1,355,997 and $1,373,994 were made to the Limited Partners for 2011 and 2010, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $210,550 and $287,252 in 2011 and 2010, respectively.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/11 to 10/31/11	59.00	$790.88	2,213.72(1)	(2)

11/1/11 to 11/30/11	--	--	--	--

12/1/11 to 12/31/11	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Results of Operations

For the years ended December 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $1,345,137 and $1,214,092 respectively.  In 2011, rental income increased mainly due to additional rent received from one property acquisition in 2010 and rent received from re-leasing the former Red Robin restaurant, which were partially offset by a loss of rent for the HomeTown Buffet restaurant as discussed below.  Based on the scheduled rent for the properties owned as of February 29, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,498,000 in 2012.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $256,796 and $250,353, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $71,197 and $94,809, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The decrease in these expenses in 2011, when compared to 2010, was mainly due to receiving a refund of prior years’ real estate taxes as the result appealing the tax assessment for the former Red Robin restaurant.

For the year ended December 31, 2010, the Partnership incurred property acquisition expenses of $32,227 related to the purchase of the Scott & White Clinic.

On November 30, 2008, the Lease term expired for the former Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado.  The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease.  The Partnership listed the property for sale with a real estate broker in the Colorado Springs area.  While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property.  During 2010, based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the former Red Robin property was impaired.  As a result, in the third quarter of 2010, a charge to discontinued operations for real estate impairment of $200,000 was recognized, which was the difference between the carrying value at September 30, 2010 of $900,000 and the estimated fair value of $700,000.  The charge was recorded against the cost of the land and building.

Since December 31, 2007, the former Red Robin property had been classified as Real Estate Held for Sale.  After marketing the property for sale for several years without success, the Partnership entered into an agreement, effective June 20, 2011, to lease the property to a local restaurant operator. The Lease Agreement has a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet. As a result of this agreement, the property was reclassified to Real Estate Held for Investment as of June 30, 2011. In addition, the operating results of the property, which were previously reported in Discontinued Operations, were reclassified to Continuing Operations for the periods presented.  Since the Partnership valued this property at fair value at June 30, 2011 and this amount was less than the carrying value at December 31, 2007 less catch-up depreciation of $120,666, no additional depreciation expense was recognized as a result of the reclassification.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2011 and 2010, the Partnership recognized interest income of $14,153 and $18,023, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $921,413, representing rental income less property management expenses and depreciation of $143,605 and gain on disposal of real estate of $777,808.  For the year ended December 31, 2010, the Partnership recognized income from discontinued operations of $326,824, representing rental income less property management expenses and depreciation.

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

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,558,000, which will result in a net gain of approximately $426,900.  If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,104.

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

Liquidity and Capital Resources

During the year ended December 31, 2011, the Partnership's cash balances increased $1,420,345 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the year ended December 31, 2010, the Partnership's cash balances decreased $1,817,468 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $1,213,354 in 2010 to $1,210,902 in 2011 as a result of a decrease in total rental and interest income in 2011, which was partially offset by a decrease in Partnership administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2010, cash from operations was reduced by $32,227 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2011, the Partnership generated cash flow from the sale of real estate of $1,627,280.  During the year ended December 31, 2010, the Partnership expended $1,470,224 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2009.

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

On February 23, 2012, the Partnership purchased a 47% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,339,500.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years and annual rent of $102,462 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

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

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $1,369,694 and $1,387,873, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,355,997 and $1,373,994 and the General Partners received distributions of $13,697 and $13,879 for the periods, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2011 and 2010, the Partnership distributed net sale proceeds of $212,677 and $290,154 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $9.66 and $13.10 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During 2011, five Limited Partners redeemed a total of 59.00 Partnership Units for $46,662 in accordance with the Partnership Agreement.  During 2010, nine Limited Partners redeemed a total of 184.76 Partnership Units for $157,001.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 125 Limited Partners redeemed 1,969.96 Partnership Units for $1,514,831.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $471 and $1,586 in 2011 and 2010, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last few years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows.  If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	15

Balance Sheet as of December 31, 2011 and 2010	16

Statements for the Years Ended December 31, 2011 and 2010:

Income	17

Cash Flows	18

Changes in Partners’ Capital	19

Notes to Financial Statements	20 – 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2011 and 2010, and the related statements of income, cash flows and changes in partners' capital (deficit) for the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2012

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2011	2010
Current Assets:
Cash	$2,008,010	$587,665
Receivables	1,725	0
Total Current Assets	2,009,735	587,665

Real Estate Held for Investment:
Land	4,835,035	4,945,875
Buildings and Equipment	10,486,807	10,586,290
Accumulated Depreciation	(2,960,793)	(2,368,086)
Real Estate Held for Investment, Net	12,361,049	13,164,079
Real Estate Held for Sale	1,131,104	1,542,762
Total Real Estate	13,492,153	14,706,841
Total Assets	$15,501,888	$15,294,506

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$68,186	$81,655
Distributions Payable	342,425	343,435
Unearned Rent	42,906	20,961
Total Current Liabilities	453,517	446,051

Partners’ Capital (Deficit):
General Partners	7,673	(4,722)
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 21,786 and 21,845 Units outstanding in 2011 and 2010, respectively	15,040,698	14,853,177
Total Partners' Capital	15,048,371	14,848,455
Total Liabilities and Partners' Capital	$15,501,888	$15,294,506

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010

Rental Income	$1,345,137	$1,214,092

Expenses:
Partnership Administration – Affiliates	256,796	250,353
Partnership Administration and Property Management – Unrelated Parties	71,197	94,809
Property Acquisition	0	32,227
Depreciation	335,967	295,595
Real Estate Impairment	0	200,000
Total Expenses	663,960	872,984

Operating Income	681,177	341,108

Other Income:
Interest Income	14,153	18,023

Income from Continuing Operations	695,330	359,131

Income from Discontinued Operations	921,413	326,824

Net Income	$1,616,743	$685,955

Net Income Allocated:
General Partners	$26,563	$4,860
Limited Partners	1,590,180	681,095
Total	$1,616,743	$685,955

Income per Limited Partnership Unit:
Continuing Operations	$31.53	$16.29
Discontinued Operations	41.31	14.74
Total	$72.84	$31.03

Weighted Average Units Outstanding – Basic and Diluted	21,831	21,949

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$1,616,743	$685,955

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	365,216	338,124
Real Estate Impairment	0	200,000
Gain on Sale of Real Estate	(777,808)	0
(Increase) Decrease in Receivables	(1,725)	950
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(13,469)	(11,675)
Increase (Decrease) in Unearned Rent	21,945	0
Total Adjustments	(405,841)	527,399
Net Cash Provided By Operating Activities	1,210,902	1,213,354

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,470,224)
Proceeds from Sale of Real Estate	1,627,280	0
Net Cash Provided By (Used For) Investing Activities	1,627,280	(1,470,224)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,370,704)	(1,402,011)
Redemption Payments	(47,133)	(158,587)
Net Cash Used For Financing Activities	(1,417,837)	(1,560,598)

Net Increase (Decrease) in Cash	1,420,345	(1,817,468)

Cash, beginning of year	587,665	2,405,133

Cash, end of year	$2,008,010	$587,665

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$5,883	$15,703,077	$15,708,960	22,030.04

Distributions Declared	(13,879)	(1,373,994)	(1,387,873)

Redemption Payments	(1,586)	(157,001)	(158,587)	(184.76)

Net Income	4,860	681,095	685,955

Balance, December 31, 2010	(4,722)	14,853,177	14,848,455	21,845.28

Distributions Declared	(13,697)	(1,355,997)	(1,369,694)

Redemption Payments	(471)	(46,662)	(47,133)	(59.00)

Net Income	26,563	1,590,180	1,616,743

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1)  Organization –

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
DECEMBER 31, 2011 AND 2010

(1)  Organization – (Continued)

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

(2)  Summary of Significant Accounting Policies –

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

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

Receivables

Credit terms are extended to tenants in the normal course of business.  The Partnership performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Receivables are recorded at their estimated net realizable value.  The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms.  Receivables considered uncollectible are written off.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

Investments in Real Estate

The Partnership purchases properties and records them at cost.  The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties.  The costs were allocated to the land, buildings and equipment.  For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Partnership adopting accounting guidance on business combinations that expands the scope of acquisition accounting.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2011 and 2010.

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

As of December 31, 2011, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership’s financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

Reclassification

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Champps Americana restaurant (44% – AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Biaggi’s restaurant (50% – AEI Net Lease Income & Growth Fund XIX Limited Partnership); Jared Jewelry store (50% – AEI Income & Growth Fund XXI Limited Partnership); Applebee’s restaurant (45% – AEI Income & Growth Fund 24 LLC); Staples store (70% – AEI Income & Growth Fund 27 LLC); Scott & White Clinic (40% – AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC); and Tractor Supply Company store (47% – AEI Income & Growth Fund 26 LLC).

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:

		2011	2010
a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $1,117 and $0 of expenses related to Discontinued Operations in 2011 and 2010, respectively.	$257,913	$252,916

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $2,151 and $3,309 of expenses related to Discontinued Operations in 2011 and 2010, respectively.	$73,348	$95,555

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$0	$32,227

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$28,828	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate –

The Partnership leases its properties to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The Lease for the Red Robin restaurant was extended to expire on December 31, 2017.  Most of the leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term.

The Partnership's properties are commercial, single-tenant buildings.  The HomeTown Buffet restaurant was constructed and acquired in 1993.  The Red Robin restaurant was constructed in 1984 and acquired in 1994.  The Royal Buffet restaurant was constructed in 1987 and acquired in 1994.  The Arby’s restaurant was constructed and acquired in 1994.  The land for the Champps Americana restaurant was acquired in 2001 and construction of the restaurant was completed in 2002.  The KinderCare daycare center was constructed in 1999 and acquired in 2002.  The Biaggi’s restaurant was constructed in 2001 and acquired in 2003.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Applebee’s restaurant was constructed in 1995 and acquired in 2004.  The Staples store was constructed in 2008 and acquired in 2009.  The Scott & White Clinic was constructed and acquired in 2010.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2011 are as follows:

Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

HomeTown Buffet, Albuquerque, NM	$241,960	$289,371	$531,331	$176,037
Red Robin, Colorado Springs, CO	905,980	1,323,210	2,229,190	788,413
Royal Buffet, Colorado Springs, CO	395,288	783,065	1,178,353	491,049
Arby's, Smyrna, GA	5,775	8,091	13,866	4,802
Champps Americana, Utica, MI	543,318	967,816	1,511,134	332,847
KinderCare, Mayfield Heights, OH	289,266	1,117,792	1,407,058	355,522
Jared Jewelry, Hanover, MD	861,052	1,128,053	1,989,105	296,116
Applebee’s, Sandusky, OH	412,396	864,547	1,276,943	220,938
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	247,855
Scott & White, College Station, TX	298,000	1,172,224	1,470,224	47,214
	$4,835,035	$10,486,807	$15,321,842	$2,960,793

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

On October 20, 2010, the Partnership purchased a 40% interest in a Scott & White Clinic in College Station, Texas for $1,470,224.  The Partnership incurred $32,227 of acquisition expenses related to the purchase that were expensed.  The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $123,200 for the interest purchased.

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

On February 23, 2012, the Partnership purchased a 47% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,339,500.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years and annual rent of $102,462 for the interest purchased.

At December 31, 2011, the Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant and a 1.1177% interest in an Arby’s restaurant.  The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

For properties owned as of December 31, 2011, the minimum future rent payments required by the leases are as follows:

2012	$1,527,374
2013	1,585,924
2014	1,544,238
2015	1,547,526
2016	1,557,644
Thereafter	4,992,617
$12,755,323

There were no contingent rents recognized in 2011 and 2010.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2011	2010

Red Robin West, Inc.	Restaurant	$325,000	$325,000
Staples the Office Superstore East, Inc.	Retail	308,315	308,315
Sterling Jewelers Inc.	Retail	173,935	168,551
Concord Neighborhood Corporation	Restaurant	N/A	240,952
Aggregate rent revenue of major tenants		$807,250	$1,042,818
Aggregate rent revenue of major tenants as a percentage of total rent revenue		53%	66%

(6)  Discontinued Operations –

On November 30, 2008, the Lease term expired for the former Red Robin restaurant on Citadel Drive in Colorado Springs, Colorado.  The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease.  The Partnership listed the property for sale with a real estate broker in the Colorado Springs area.  While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property.  During 2010, based on marketing efforts and an analysis of market conditions in the area, the Partnership determined the former Red Robin property was impaired.  As a result, in the third quarter of 2010, a charge to discontinued operations for real estate impairment of $200,000 was recognized, which was the difference between the carrying value at September 30, 2010 of $900,000 and the estimated fair value of $700,000.  The charge was recorded against the cost of the land and building.

Since December 31, 2007, the former Red Robin property had been classified as Real Estate Held for Sale.  After marketing the property for sale for several years without success, the Partnership entered into an agreement, effective June 20, 2011, to lease the property to a local restaurant operator. The Lease Agreement has a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet. As a result of this agreement, the property was reclassified to Real Estate Held for Investment as of June 30, 2011. In addition, the operating results of the property, which were previously reported in Discontinued Operations, were reclassified to Continuing Operations for the periods presented.  Since the Partnership valued this property at fair value at June 30, 2011 and this amount was less than the carrying value at December 31, 2007 less catch-up depreciation of $120,666, no additional depreciation expense was recognized as a result of the reclassification.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(6)  Discontinued Operations – (Continued)

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

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,558,000, which will result in a net gain of approximately $426,900.  If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,104.

During 2011 and 2010, the Partnership distributed net sale proceeds of $212,677 and $290,154 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $9.66 and $13.10 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:

	2011	2010

Rental Income	$176,122	$372,662
Property Management Expenses	(3,268)	(3,309)
Depreciation	(29,249)	(42,529)
Gain on Disposal of Real Estate	777,808	0
Income from Discontinued Operations	$921,413	$326,824

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(7)  Partners’ Capital –

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $1,369,694 and $1,387,873, respectively.  The Limited Partners received distributions of $1,355,997 and $1,373,994 and the General Partners received distributions of $13,697 and $13,879 for the years, respectively.  The Limited Partners' distributions represent $62.11 and $62.60 per Limited Partnership Unit outstanding using 21,831 and 21,949 weighted average Units in 2011 and 2010, respectively.  The distributions represent $62.11 and $23.84 per Unit of Net Income and $0 and $38.76 per Unit of return of capital in 2011 and 2010, respectively.

As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $210,550 and $287,252 in 2011 and 2010, respectively.

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

During 2011, five Limited Partners redeemed a total of 59.0 Partnership Units for $46,662 in accordance with the Partnership Agreement.  During 2010, nine Limited Partners redeemed a total of 184.76 Partnership Units for $157,001.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $471 and $1,586 in 2011 and 2010, respectively.

After the effect of redemptions, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $1,101.61 per original $1,000 invested.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2011	2010

Net Income for Financial Reporting Purposes	$1,616,743	$685,955

Depreciation for Tax Purposes Over Depreciation for Financial Reporting Purposes	35,837	20,652

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	25,958	22,074

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	690	8,245

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	32,227

Real Estate Impairment Loss Not Recognized for Tax Purposes	0	200,000

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(93,028)	0
Taxable Income to Partners	$1,586,200	$969,153

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2011	2010

Partners' Capital for Financial Reporting Purposes	$15,048,371	$14,848,455

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,200,687	1,257,878

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	68,993	43,035

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	8,935	8,245

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$19,598,259	$19,428,886

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 67, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2012.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 52, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2012.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2011.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2011 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2012:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XX, Inc.	0	0.00%
Robert P. Johnson	28	0.13%
Patrick W. Keene	0	0.00%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2011 and 2010.

Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2011, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2011.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2011

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$940,841

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,612,429

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$866,857

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$285,952

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$39,650

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$16,861	$16,670
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$16,861	$16,670

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

10.1
Assignment of Lease dated February 24, 1994 between the Partnership and Retlen Corporation, Inc., and the Lease Agreement dated May 11, 1987, relating to the Property at 1410 Jamboree Drive, Colorado Springs, Colorado (incorporated by reference to Exhibit B of Form 8-K filed March 8, 1994).

10.2
Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed May 15, 2001).

10.3
First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed March 29, 2002).

10.4
Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 200 Allen Bradley Drive, Mayfield Heights, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2002).

10.5
Assignment and Assumption of Lease dated July 3, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 14, 2003).

10.6
Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

10.7
Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14, 2004).

10.8
Assignment and Assumption of Purchase and Sale Agreement dated May 6, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 29, 2009).

10.9
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

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 29, 2012	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2012
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2012
Patrick W. Keene	(Principal Accounting Officer)