Form 10-Q
period 2012-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2012-05-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS
	March 31,	December 31,
	2012	2011
Current Assets:
Cash	$2,290,485	$2,008,010
Receivables	1,725	1,725
Total Current Assets	2,292,210	2,009,735

Real Estate Held for Investment:
Land	5,181,760	4,835,035
Buildings and Equipment	11,319,195	10,486,807
Acquired Intangible Lease Assets	228,586	0
Real Estate Investments, at cost	16,729,541	15,321,842
Accumulated Depreciation and Amortization	(3,048,006)	(2,960,793)
Real Estate Held for Investment, Net	13,681,535	12,361,049
Real Estate Held for Sale	0	1,131,104
Total Real Estate	13,681,535	13,492,153
Total Assets	$15,973,745	$15,501,888

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$123,934	$68,186
Distributions Payable	342,425	342,425
Unearned Rent	95,682	42,906
Total Current Liabilities	562,041	453,517
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	81,606	0

Partners’ Capital:
General Partners	10,491	7,673
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 21,786 Units outstanding	15,319,607	15,040,698
Total Partners' Capital	15,330,098	15,048,371
Total Liabilities and Partners' Capital	$15,973,745	$15,501,888

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011

Rental Income	$361,434	$321,159

Expenses:
Partnership Administration – Affiliates	61,144	65,328
Partnership Administration and Property Management – Unrelated Parties	16,265	29,733
Property Acquisition	22,087	0
Depreciation and Amortization	92,015	79,528
Total Expenses	191,511	174,589

Operating Income	169,923	146,570

Other Income:
Interest Income	1,695	1,814

Income from Continuing Operations	171,618	148,384

Income from Discontinued Operations	452,534	849,001

Net Income	$624,152	$997,385

Net Income Allocated:
General Partners	$6,242	$15,865
Limited Partners	617,910	981,520
Total	$624,152	$997,385

Income per Limited Partnership Unit:
Continuing Operations	$7.80	$6.72
Discontinued Operations	20.56	38.21
Total	$28.36	$44.93

Weighted Average Units Outstanding – Basic and Diluted	21,786	21,845

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$624,152	$997,385

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	91,556	86,939
Gain on Sale of Real Estate	(430,939)	(777,808)
(Increase) Decrease in Receivables	0	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	55,748	28,177
Increase (Decrease) in Unearned Rent	52,776	25,693
Total Adjustments	(230,859)	(636,999)
Net Cash Provided By Operating Activities	393,293	360,386

Cash Flows from Investing Activities:
Investments in Real Estate	(1,339,500)	0
Proceeds from Sale of Real Estate	1,571,107	1,627,280
Net Cash Provided By Investing Activities	231,607	1,627,280

Cash Flows from Financing Activities:
Distributions Paid to Partners	(342,425)	(343,435)

Net Increase (Decrease) in Cash	282,475	1,644,231

Cash, beginning of period	2,008,010	587,665

Cash, end of period	$2,290,485	$2,231,896

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(4,722)	$14,853,177	$14,848,455	21,845.28

Distributions Declared	(3,424)	(338,999)	(342,423)

Net Income	15,865	981,520	997,385

Balance, March 31, 2011	$7,719	$15,495,698	$15,503,417	21,845.28

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

Distributions Declared	(3,424)	(339,001)	(342,425)

Net Income	6,242	617,910	624,152

Balance, March 31, 2012	$10,491	$15,319,607	$15,330,098	21,786.28

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2012 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(4)  Real Estate Held for Investment –

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

On February 23, 2012, the Partnership purchased a 47% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,339,500.  The Partnership allocated $228,586 of the purchase price to Acquired Intangible Lease Assets, $82,065 to Acquired Below-Market Lease Intangibles and incurred $22,087 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $102,462 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

For the three months ended March 31, 2012 and 2011, the value of lease assets amortized to expense was $1,277 and $0, respectively, and the increase to rental income for below-market leases was $459 and $0, respectively.  For lease intangibles owned as of March 31, 2012, the weighted average life is 179 months, the estimated amortization expense for lease assets is $15,324 and the estimated increase to rental income for below-market leases is $5,502 for each of the next five succeeding years.

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

On February 3, 2012, the Partnership sold its remaining 1.1177% interest in the Arby’s restaurant in Smyrna, Georgia to an unrelated third party.  The Partnership received net sale proceeds of $4,300, which resulted in a net loss of $4,764.  The cost and related accumulated depreciation of the interest sold was $13,866 and $4,802, respectively.

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,703.  At the time of sale, the cost and related accumulated depreciation was $1,379,346 and $248,242, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,104.

During the first three months of 2012 and 2011, the Partnership distributed net sale proceeds of $35,569 and $35,907 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.62 and $1.63 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2012	2011

Rental Income	$21,595	$78,733
Property Management Expenses	0	(129)
Depreciation	0	(7,411)
Gain on Disposal of Real Estate	430,939	777,808
Income from Discontinued Operations	$452,534	$849,001

(7)  Fair Value Measurements –

As of March 31, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with managing partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost (not including acquisition expenses).  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

Carrying Value of Properties

The carrying value of the properties is initially recorded at cost, not including acquisition expenses.  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Expenses

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

Results of Operations

For the three months ended March 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $361,434 and $321,159 respectively.  In 2012, rental income increased mainly due to additional rent received from one property acquisition in 2012, a rent increase on one property and rent received from re-leasing the former Red Robin restaurant.  Based on the scheduled rent for the properties owned as of April 30, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,496,000 in 2012.

For the three months ended March 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $61,144 and $65,328, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,265 and $29,733, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  In 2011, these expenses were higher, when compared to 2012, mainly due to expenses incurred related to the former Red Robin restaurant before it was leased to a new tenant on June 20, 2011.

For the three months ended March 31, 2012, the Partnership incurred property acquisition expenses of $22,087 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

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

For the three months ended March 31, 2012 and 2011, the Partnership recognized interest income of $1,695 and $1,814, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Partnership recognized income from discontinued operations of $452,534, representing rental income of $21,595 and gain on disposal of real estate of $430,939.  For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $849,001, representing rental income less property management expenses and depreciation of $71,193 and gain on disposal of real estate of $777,808.

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

On February 3, 2012, the Partnership sold its remaining 1.1177% interest in the Arby’s restaurant in Smyrna, Georgia to an unrelated third party.  The Partnership received net sale proceeds of $4,300, which resulted in a net loss of $4,764.  The cost and related accumulated depreciation of the interest sold was $13,866 and $4,802, respectively.

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,703.  At the time of sale, the cost and related accumulated depreciation was $1,379,346 and $248,242, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,104.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Partnership's cash balances increased $282,475 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners, which were partially offset by cash used to purchase property.  During the three months ended March 31, 2011, the Partnership's cash balances increased $1,644,231 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities increased from $360,386 in 2011 to $393,293 in 2012 as a result a decrease in Partnership administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2012.  During 2012, cash from operations was reduced by $22,087 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,571,107 and $1,627,280, respectively.  During the three months ended March 31, 2012, the Partnership expended $1,339,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

On February 23, 2012, the Partnership purchased a 47% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,339,500.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $102,462 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

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

For the three months ended March 31, 2012 and 2011, the Partnership declared distributions of $342,425 and $342,423, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $339,001 and $338,999 and the General Partners received distributions of $3,424 and $3,424 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first three months of 2012 and 2011, the Partnership distributed net sale proceeds of $35,569 and $35,907 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.62 and $1.63 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first three months of 2012, the Partnership did not redeem any Units from the Limited Partners.  On October 1, 2011, five Limited Partners redeemed a total of 59.00 Partnership Units for $46,662 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 134 Limited Partners redeemed 2,154.72 Partnership Units for $1,671,832.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $471 in 2011.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: May 14, 2012	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)