Form 10-Q
period 2012-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2012-08-13
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2012 and December 31, 2011	3

	Statements for the Periods ended June 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash	$2,039,233	$2,008,010
Receivables	0	1,725
Total Current Assets	2,039,233	2,009,735

Real Estate Held for Investment:
Land	5,181,760	4,835,035
Buildings and Equipment	11,319,195	10,486,807
Acquired Intangible Lease Assets	228,586	0
Real Estate Investments, at cost	16,729,541	15,321,842
Accumulated Depreciation and Amortization	(3,145,804)	(2,960,793)
Real Estate Held for Investment, Net	13,583,737	12,361,049
Real Estate Held for Sale	0	1,131,104
Total Real Estate	13,583,737	13,492,153
Total Assets	$15,622,970	$15,501,888

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$45,631	$68,186
Distributions Payable	328,286	342,425
Unearned Rent	42,944	42,906
Total Current Liabilities	416,861	453,517
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	80,231	0

Partners’ Capital:
General Partners	8,449	7,673
Limited Partners: 24,000 Units authorized and issued; 21,712 and 21,786 Units outstanding in 2012 and 2011, respectively	15,117,429	15,040,698
Total Partners' Capital	15,125,878	15,048,371
Total Liabilities and Partners' Capital	$15,622,970	$15,501,888

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$374,307	$324,214	$735,741	$645,373

Expenses:
Partnership Administration – Affiliates	60,700	66,527	121,844	131,855
Partnership Administration and Property Management – Unrelated Parties	29,439	31,640	45,704	61,373
Property Acquisition	122	0	22,209	0
Depreciation and Amortization	97,798	81,156	189,813	160,684
Total Expenses	188,059	179,323	379,570	353,912

Operating Income	186,248	144,891	356,171	291,461

Other Income:
Interest Income	2,107	3,838	3,802	5,652

Income from Continuing Operations	188,355	148,729	359,973	297,113

Income (Loss) from Discontinued Operations	(4,708)	24,036	447,826	873,037

Net Income	$183,647	$172,765	$807,799	$1,170,150

Net Income Allocated:
General Partners	$1,836	$3,408	$8,078	$19,273
Limited Partners	181,811	169,357	799,721	1,150,877
Total	$183,647	$172,765	$807,799	$1,170,150

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$8.59	$6.74	$16.39	$13.46
Discontinued Operations	(.22)	1.01	20.38	39.22
Total	$8.37	$7.75	$36.77	$52.68

Weighted Average Units Outstanding – Basic and Diluted	21,712	21,845	21,749	21,845

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$807,799	$1,170,150

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	187,979	175,462
Gain on Sale of Real Estate	(430,939)	(777,808)
(Increase) Decrease in Receivables	1,725	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(22,555)	(31,840)
Increase (Decrease) in Unearned Rent	38	99,721
Total Adjustments	(263,752)	(534,465)
Net Cash Provided By Operating Activities	544,047	635,685

Cash Flows from Investing Activities:
Investments in Real Estate	(1,339,500)	0
Proceeds from Sale of Real Estate	1,571,107	1,627,280
Net Cash Provided By Investing Activities	231,607	1,627,280

Cash Flows from Financing Activities:
Distributions Paid to Partners	(684,851)	(685,857)
Redemption Payments	(59,580)	0
Net Cash Used For Financing Activities	(744,431)	(685,857)

Net Increase (Decrease) in Cash	31,223	1,577,108

Cash, beginning of period	2,008,010	587,665

Cash, end of period	$2,039,233	$2,164,773

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(4,722)	$14,853,177	$14,848,455	21,845.28

Distributions Declared	(6,848)	(677,997)	(684,845)

Net Income	19,273	1,150,877	1,170,150

Balance, June 30, 2011	$7,703	$15,326,057	$15,333,760	21,845.28

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

Distributions Declared	(6,707)	(664,005)	(670,712)

Redemption Payments	(595)	(58,985)	(59,580)	(74.50)

Net Income	8,078	799,721	807,799

Balance, June 30, 2012	$8,449	$15,117,429	$15,125,878	21,711.78

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

(4)  Real Estate Held for Investment –

On February 23, 2012, the Partnership purchased a 47% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,339,500.  The Partnership allocated $228,586 of the purchase price to Acquired Intangible Lease Assets, $82,065 to Acquired Below-Market Lease Intangibles and incurred $22,209 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $102,462 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

On July 23, 2012, the Partnership purchased a Family Dollar store in Mobile, Alabama for $1,410,900.  The property is leased to Family Dollar Stores of Alabama, Inc., a subsidiary of Family Dollar Stores, Inc., under a Lease Agreement with a remaining primary term of 9.9 years and annual rent of $119,926.

For the six months ended June 30, 2012 and 2011, the value of lease assets amortized to expense was $5,108 and $0, respectively, and the increase to rental income for below-market leases was $1,834 and $0, respectively.  For lease intangibles owned as of June 30, 2012, the weighted average remaining life is 175 months, the estimated amortization expense for lease assets is $15,324 and the estimated increase to rental income for below-market leases is $5,502 for each of the next five succeeding years.

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

Effective June 20, 2011, the Partnership entered into an agreement to lease the former Red Robin property to a local restaurant operator. The Lease Agreement had a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet.  In July 2012, the tenant closed the restaurant due to lower than expected sales.  The Partnership  has taken possession of the property and is in the process of listing the property for lease or sale with a real estate broker in the Colorado Springs area.  While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the value of the Partnership's property portfolio.  The loss of rent from these properties has only had a small effect on the Partnership's operations and financial situation.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at this time.

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

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $143,243 and $117,041 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.53 and $5.31 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$0	$33,151	$21,595	$111,884
Property Management Expenses	(4,708)	(1,748)	(4,708)	(1,877)
Depreciation	0	(7,367)	0	(14,778)
Gain on Disposal of Real Estate	0	0	430,939	777,808
Income (Loss) from Discontinued Operations	$(4,708)	$24,036	$447,826	$873,037

(7)  Fair Value Measurements –

As of June 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $735,741 and $645,373 respectively.  In 2012, rental income increased mainly due to additional rent received from one property acquisition in 2012, a rent increase on one property and rent received from re-leasing the former Red Robin restaurant.  Based on the scheduled rent for the properties owned as of July 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,496,000 in 2012.

For the six months ended June 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $121,844 and $131,855, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $45,704 and $61,373, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  In 2011, these expenses were higher, when compared to 2012, mainly due to expenses incurred related to the former Red Robin restaurant before it was leased to a new tenant on June 20, 2011.

For the six months ended June 30, 2012, the Partnership incurred property acquisition expenses of $22,209 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

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

Effective June 20, 2011, the Partnership entered into an agreement to lease the former Red Robin property to a local restaurant operator. The Lease Agreement had a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet.  In July 2012, the tenant closed the restaurant due to lower than expected sales.  The Partnership  has taken possession of the property and is in the process of listing the property for lease or sale with a real estate broker in the Colorado Springs area.  While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the value of the Partnership's property portfolio.  The loss of rent from these properties has only had a small effect on the Partnership's operations and financial situation.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2012 and 2011, the Partnership recognized interest income of $3,802 and $5,652, respectively.  In 2012, interest income decreased primarily due to the Partnership having less money invested in a money market account due to a property acquisition in February 2012.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2012, the Partnership recognized income from discontinued operations of $447,826, representing rental income less property management expenses of $16,887 and gain on disposal of real estate of $430,939.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $873,037, representing rental income less property management expenses and depreciation of $95,229 and gain on disposal of real estate of $777,808.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Partnership's cash balances increased $31,223 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2011, the Partnership's cash balances increased $1,577,108 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $635,685 in 2011 to $544,047 in 2012 as a result of a decrease in total rental and interest income in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2012.  During 2012, cash from operations was reduced by $22,209 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,571,107 and $1,627,280, respectively.  During the six months ended June 30, 2012, the Partnership expended $1,339,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

On July 23, 2012, the Partnership purchased a Family Dollar store in Mobile, Alabama for $1,410,900.  The property is leased to Family Dollar Stores of Alabama, Inc., a subsidiary of Family Dollar Stores, Inc., under a Lease Agreement with a remaining primary term of 9.9 years and annual rent of $119,926.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2012 and 2011, the Partnership declared distributions of $670,712 and $684,845, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $664,005 and $677,997 and the General Partners received distributions of $6,707 and 6,848 for the periods, respectively.

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $143,243 and $117,041 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.53 and $5.31 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2012, seven Limited Partners redeemed a total of 74.50 Partnership Units for $58,985 in accordance with the Partnership Agreement.  On October 1, 2011, five Limited Partners redeemed a total of 59.00 Partnership Units for $46,662.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 134 Limited Partners redeemed 2,154.72 Partnership Units for $1,671,832.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $595 and $471 in 2012 and 2011, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/12 to 4/30/12	74.50	$791.74	2,288.22(1)	(2)

5/1/12 to 5/31/12	--	--	--	--

6/1/12 to 6/30/12	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2012	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)