Form 10-Q
period 2012-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2012-11-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash	$621,144	$2,008,010
Receivables	1,843	1,725
Total Current Assets	622,987	2,009,735

Real Estate Held for Investment:
Land	5,481,760	4,835,035
Buildings and Equipment	11,954,684	10,486,807
Acquired Intangible Lease Assets	703,997	0
Real Estate Investments, at cost	18,140,441	15,321,842
Accumulated Depreciation and Amortization	(3,256,006)	(2,960,793)
Real Estate Held for Investment, Net	14,884,435	12,361,049
Real Estate Held for Sale	0	1,131,104
Total Real Estate	14,884,435	13,492,153
Total Assets	$15,507,422	$15,501,888

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$78,300	$68,186
Distributions Payable	299,701	342,425
Unearned Rent	74,788	42,906
Total Current Liabilities	452,789	453,517
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	78,856	0

Partners’ Capital:
General Partners	6,948	7,673
Limited Partners: 24,000 Units authorized and issued; 21,712 and 21,786 Units outstanding in 2012 and 2011, respectively	14,968,829	15,040,698
Total Partners' Capital	14,975,777	15,048,371
Total Liabilities and Partners' Capital	$15,507,422	$15,501,888

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$374,144	$347,328	$1,109,885	$992,701

Expenses:
Partnership Administration – Affiliates	60,638	63,883	182,482	195,738
Partnership Administration and Property Management – Unrelated Parties	30,125	13,403	75,829	74,776
Property Acquisition	29,133	0	51,342	0
Depreciation and Amortization	105,419	81,156	295,232	241,840
Total Expenses	225,315	158,442	604,885	512,354

Operating Income	148,829	188,886	505,000	480,347

Other Income:
Interest Income	771	3,136	4,573	8,788

Income from Continuing Operations	149,600	192,022	509,573	489,135

Income from Discontinued Operations	0	24,910	447,826	897,947

Net Income	$149,600	$216,932	$957,399	$1,387,082

Net Income Allocated:
General Partners	$1,496	$3,411	$9,574	$22,684
Limited Partners	148,104	213,521	947,825	1,364,398
Total	$149,600	$216,932	$957,399	$1,387,082

Income per Limited Partnership Unit:
Continuing Operations	$6.82	$8.70	$23.21	$22.17
Discontinued Operations	0.00	1.07	20.39	40.29
Total	$6.82	$9.77	$43.60	$62.46

Weighted Average Units Outstanding – Basic and Diluted	21,712	21,845	21,737	21,845

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities:
Net Income	$957,399	$1,387,082

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	296,806	263,985
Gain on Sale of Real Estate	(430,939)	(777,808)
(Increase) Decrease in Receivables	(118)	(2,368)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,114	(10,881)
Increase (Decrease) in Unearned Rent	31,882	74,721
Total Adjustments	(92,255)	(452,351)
Net Cash Provided By Operating Activities	865,144	934,731

Cash Flows from Investing Activities:
Investments in Real Estate	(2,750,400)	0
Proceeds from Sale of Real Estate	1,571,107	1,627,280
Net Cash Provided By (Used For) Investing Activities	(1,179,293)	1,627,280

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,013,137)	(1,028,280)
Redemption Payments	(59,580)	0
Net Cash Used For Financing Activities	(1,072,717)	(1,028,280)

Net Increase (Decrease) in Cash	(1,386,866)	1,533,731

Cash, beginning of period	2,008,010	587,665

Cash, end of period	$621,144	$2,121,396

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(4,722)	$14,853,177	$14,848,455	21,845.28

Distributions Declared	(10,272)	(1,016,996)	(1,027,268)

Net Income	22,684	1,364,398	1,387,082

Balance, September 30, 2011	$7,690	$15,200,579	$15,208,269	21,845.28

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

Distributions Declared	(9,704)	(960,709)	(970,413)

Redemption Payments	(595)	(58,985)	(59,580)	(74.50)

Net Income	9,574	947,825	957,399

Balance, September 30, 2012	$6,948	$14,968,829	$14,975,777	21,711.78

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

(4)  Real Estate Held for Investment –

On February 23, 2012, the Partnership purchased a 47% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,339,500.  The Partnership allocated $228,586 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $82,065 to Acquired Below-Market Lease Intangibles.  The Partnership incurred $23,079 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $102,462 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

On July 23, 2012, the Partnership purchased a Family Dollar store in Mobile, Alabama for $1,410,900.  The Partnership allocated $475,411 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $190,845 and above-market lease intangibles of $284,566. The Partnership incurred $28,263 of acquisition expenses related to the purchase that were expensed.  The property is leased to Family Dollar Stores of Alabama, Inc., a subsidiary of Family Dollar Stores, Inc., under a Lease Agreement with a remaining primary term of 9.9 years and annual rent of $119,926.

For the nine months ended September 30, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $12,147 and $0, respectively, the decrease to rental income for above-market leases was $4,783 and $0, respectively, and the increase to rental income for below-market leases was $3,209 and $0, respectively.  For lease intangibles owned as of September 30, 2012, the weighted average remaining life is 130 months, the estimated amortization expense for in-place lease intangibles is $34,569, the estimated increase to rental income for above-market leases is $28,696 and the estimated increase to rental income for below-market leases is $5,502 for each of the next five succeeding years.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

Effective June 20, 2011, the Partnership entered into an agreement to lease the former Red Robin property to a local restaurant operator. The Lease Agreement had a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet.  In July 2012, the tenant closed the restaurant due to lower than expected sales.  The Partnership took possession of the property and has listed the property for lease or sale with a real estate broker in the Colorado Springs area.  While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

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

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $155,385 and $154,010 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.08 and $6.99 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$0	$33,151	$21,595	$145,035
Property Management Expenses	0	(874)	(4,708)	(2,751)
Depreciation	0	(7,367)	0	(22,145)
Gain on Disposal of Real Estate	0	0	430,939	777,808
Income from Discontinued Operations	$0	$24,910	$447,826	$897,947

(7)  Fair Value Measurements –

As of September 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $1,109,885 and $992,701, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2012, rent increases on two properties and rent received from re-leasing the former Red Robin restaurant.  Based on the scheduled rent for the properties owned as of October 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,496,000 and $1,556,000 in 2012 and 2013, respectively.

For the nine months ended September 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $182,482 and $195,738, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $75,829 and $74,776, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012, the Partnership incurred property acquisition expenses of $23,079 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi and $28,263 related to the purchase of the Family Dollar store in Mobile, Alabama.

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

Effective June 20, 2011, the Partnership entered into an agreement to lease the former Red Robin property to a local restaurant operator. The Lease Agreement had a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet.  In July 2012, the tenant closed the restaurant due to lower than expected sales.  The Partnership took possession of the property and has listed the property for lease or sale with a real estate broker in the Colorado Springs area.  While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at this time.

For the nine months ended September 30, 2012 and 2011, the Partnership recognized interest income of $4,573 and $8,788, respectively.  In 2012, interest income decreased primarily due to the Partnership having less money invested in a money market account due to two property acquisitions in 2012.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $447,826, representing rental income less property management expenses of $16,887 and gain on disposal of real estate of $430,939.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $897,947, representing rental income less property management expenses and depreciation of $120,139 and gain on disposal of real estate of $777,808.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Partnership's cash balances decreased $1,386,866 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the nine months ended September 30, 2011, the Partnership's cash balances increased $1,533,731 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $934,731 in 2011 to $865,144 in 2012 as a result of a decrease in total rental and interest income in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2012.  During 2012, cash from operations was also reduced by $51,342 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,571,107 and $1,627,280, respectively.  During the nine months ended September 30, 2012, the Partnership expended $2,750,400 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the nine months ended September 30, 2012 and 2011, the Partnership declared distributions of $970,413 and $1,027,268, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $960,709 and $1,016,996 and the General Partners received distributions of $9,704 and $10,272 for the periods, respectively.  In 2012, distributions were lower due to decreases in the distribution rate per Unit, effective April 1, 2012 and July 1, 2012.

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $155,385 and $154,010 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.08 and $6.99 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

Dated: November 12, 2012	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)