Form 10-K
period 2012-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2013-04-01
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2012

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
☐ Yes    ☒ No

As of June 30, 2012, there were 21,683.775 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,683,775.

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

The Partnership's properties were purchased without any indebtedness.  The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions.  If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units).  The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties.  The Partnership will not incur borrowings to pay distributions and will not incur borrowings while there is cash available for distributions.

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

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2009, the Partnership owned a significant interest in ten properties and a minor interest in two properties with a total cost of $16,760,398.  During the years ended December 31, 2011 and 2012, the Partnership sold four property interests and received net sale proceeds of $1,627,280 and $1,571,107, which resulted in net gains of $777,808 and $430,939, respectively.  During 2010 and 2012, the Partnership expended $1,470,224 and $2,750,400, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2012, the Partnership owned a significant interest in eleven properties with a total cost of $17,644,899.

Major Tenants

During 2012, four tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants, in aggregate, contributed 64% of total rental revenue in 2012.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2013 and future years.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2012.
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

HomeTown Buffet Restaurant Albuquerque, NM (40.1354%)	9/30/93	$531,331		(1)

Red Robin Restaurant Colorado Springs, CO	2/24/94	$2,229,190		Red Robin West, Inc.	$325,000	$45.00

Royal Buffet Restaurant Colorado Springs, CO	2/24/94	$1,755,441		(1)

Champps Americana Restaurant Utica, MI (44%)	2/12/02	$1,511,134		Champps Operating Corporation	$108,033	$28.60

KinderCare Daycare Center Mayfield Heights, OH	6/14/02	$1,407,058		KinderCare Learning Centers, Inc.	$161,684	$18.99

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$185,406	$63.84

Applebee’s Restaurant Sandusky, OH (45%)	4/30/04	$1,276,943		Apple Ohio LLC	$104,549	$46.52

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(2)	Staples the Office Superstore East, Inc.	$308,315	$23.00

Scott & White Clinic College Station, TX (40%)	10/20/10	$1,470,224	(2)	Scott & White Healthcare	$123,200	$22.24

Tractor Supply Company Store Starkville, MS (47%)	2/23/12	$1,339,500	(2)	Tractor Supply Company	$102,462	$11.51

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(2)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

(1)  The property is vacant and listed for lease.
(2)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties:  Champps Americana restaurant (AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Jared Jewelry store (AEI Income & Growth Fund XXI Limited Partnership); Applebee’s restaurant (AEI Income & Growth Fund 24 LLC); Staples store (AEI Income & Growth Fund 27 LLC); Scott & White Clinic (AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC) and Tractor Supply Company store (AEI Income & Growth Fund 26 LLC).  The remaining interests in the HomeTown Buffet restaurant are owned by unrelated third parties.

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The Lease for the Red Robin restaurant was extended to expire on December 31, 2017.  Most of the leases provide the tenant with two to six five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased after January 1, 2009.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased after January 1, 2009, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2012, all properties listed above were 100% occupied. The only exceptions are the HomeTown Buffet restaurant in Albuquerque, New Mexico that became vacant on January 31, 2011 when the lease term expired and the Royal Buffet restaurant in Colorado Springs, Colorado that became vacant in July 2012.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2012, there were 1,478 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $12,701 and $13,697 were made to the General Partners and $1,257,408 and $1,355,997 were made to the Limited Partners for 2012 and 2011, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $293,275 and $210,550 in 2012 and 2011, respectively.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/12 to 10/31/12	151.87	$813.43	2,440.09(1)	(2)

11/1/12 to 11/30/12	--	--	--	--

12/1/12 to 12/31/12	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $1,380,697 and $1,235,040, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2012 and rent increases on two properties.  Based on the scheduled rent for the properties owned as of February 28, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,425,000 in 2013.

For the years ended December 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $239,099 and $255,786, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $119,651 and $69,793, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The increase in these expenses in 2012, when compared to 2011, was due to increased property and real estate tax expenses related to the vacant HomeTown Buffet and Royal Buffet restaurants.

For the year ended December 31, 2012, the Partnership incurred property acquisition expenses of $24,866 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi and $28,837 related to the purchase of the Family Dollar store in Mobile, Alabama.

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

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at December 31, 2012.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2012 and 2011, the Partnership recognized interest income of $4,830 and $14,153, respectively.  In 2012, interest income decreased primarily due to the Partnership having less money invested in a money market account due to two property acquisitions in 2012.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $109,736, representing rental income less property management expenses and depreciation of $92,274 and gain on disposal of real estate of $430,939, which were partially offset by a real estate impairment of $413,477.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $995,124, representing rental income less property management expenses and depreciation of $217,316 and gain on disposal of real estate of $777,808.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  The Partnership and the property’s other co-owners are in the process of reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property.  As of the date of this filing, negotiations with the tenant for lease concessions are continuing.  The Partnership anticipates that it will sell the property during 2013.

Based on the analysis to date, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At December 31, 2012, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

During the year ended December 31, 2012, the Partnership's cash balances decreased $1,549,367 as a result of cash used to purchase property, and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the year ended December 31, 2011, the Partnership's cash balances increased $1,420,345 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,210,902 in 2011 to $1,127,126 in 2012 as a result of a decrease in total rental and interest income in 2012 and an increase in Partnership administration and property management expenses in 2012, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was also reduced by $53,703 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,571,107 and $1,627,280, respectively.  During the year ended December 31, 2012, the Partnership expended $2,750,400 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

On July 23, 2012, the Partnership purchased a Family Dollar store in Mobile, Alabama for $1,410,900.  The property is leased to Family Dollar Stores of Alabama, Inc. under a Lease Agreement with a remaining primary term of 9.9 years and annual rent of $119,926.

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

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $1,270,109 and $1,369,694, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,257,408 and $1,355,997 and the General Partners received distributions of $12,701 and $13,697 for the years, respectively.  In 2012, distributions were lower due to decreases in the distribution rate per Unit, effective April 1, 2012 and July 1, 2012.

During 2012 and 2011, the Partnership distributed net sale proceeds of $296,237 and $212,677 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.55 and $9.66 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, 18 Limited Partners redeemed a total of 226.37 Partnership Units for $182,518 in accordance with the Partnership Agreement.  During 2011, five Limited Partners redeemed a total of 59.00 Partnership Units for $46,662.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 134 Limited Partners redeemed 2,154.72 Partnership Units for $1,671,832.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,844 and $471 in 2012 and 2011, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheet as of December 31, 2012 and 2011	18

Statements for the Years Ended December 31, 2012 and 2011:

Income	19

Cash Flows	20

Changes in Partners’ Capital (Deficit)	21

Notes to Financial Statements	22 – 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2012 and 2011, and the related statements of income, cash flows and changes in partners' capital (deficit) for each of the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's  internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2013

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2012	2011
Current Assets:
Cash	$458,643	$2,008,010
Receivables	1,843	1,725
Total Current Assets	460,486	2,009,735

Real Estate Held for Investment:
Land	4,938,442	4,835,035
Buildings and Equipment	10,986,868	10,486,807
Acquired Intangible Lease Assets	703,997	0
Real Estate Investments, at cost	16,629,307	15,321,842
Accumulated Depreciation and Amortization	(3,006,433)	(2,960,793)
Real Estate Held for Investment, Net	13,622,874	12,361,049
Real Estate Held for Sale	733,000	1,131,104
Total Real Estate	14,355,874	13,492,153
Total Assets	$14,816,360	$15,501,888

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$120,332	$68,186
Distributions Payable	299,696	342,425
Unearned Rent	13,474	42,906
Total Current Liabilities	433,502	453,517
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	77,480	0

Partners’ Capital:
General Partners	4,274	7,673
Limited Partners – 24,000 Units authorized; 21,560 and 21,786 Units issued and outstanding in 2012 and 2011, respectively	14,301,104	15,040,698
Total Partners' Capital	14,305,378	15,048,371
Total Liabilities and Partners' Capital	$14,816,360	$15,501,888

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31
	2012	2011

Rental Income	$1,380,697	$1,235,040

Expenses:
Partnership Administration – Affiliates	239,099	255,786
Partnership Administration and Property Management – Unrelated Parties	119,651	69,793
Property Acquisition	53,703	0
Depreciation and Amortization	371,332	301,995
Total Expenses	783,785	627,574

Operating Income	596,912	607,466

Other Income:
Interest Income	4,830	14,153

Income from Continuing Operations	601,742	621,619

Income from Discontinued Operations	109,736	995,124

Net Income	$711,478	$1,616,743

Net Income Allocated:
General Partners	$11,146	$26,563
Limited Partners	700,332	1,590,180
Total	$711,478	$1,616,743

Income per Limited Partnership Unit:
Continuing Operations	$27.46	$28.19
Discontinued Operations	4.83	44.65
Total – Basic and Diluted	$32.29	$72.84

Weighted Average Units Outstanding – Basic and Diluted	21,692	21,831

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2012	2011

Cash Flows from Operating Activities:
Net Income	$711,478	$1,616,743

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	410,514	365,216
Real Estate Impairment	413,477	0
Gain on Sale of Real Estate	(430,939)	(777,808)
(Increase) Decrease in Receivables	(118)	(1,725)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	52,146	(13,469)
Increase (Decrease) in Unearned Rent	(29,432)	21,945
Total Adjustments	415,648	(405,841)
Net Cash Provided By Operating Activities	1,127,126	1,210,902

Cash Flows from Investing Activities:
Investments in Real Estate	(2,750,400)	0
Proceeds from Sale of Real Estate	1,571,107	1,627,280
Net Cash Provided By (Used For) Investing Activities	(1,179,293)	1,627,280

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,312,838)	(1,370,704)
Redemption Payments	(184,362)	(47,133)
Net Cash Used For Financing Activities	(1,497,200)	(1,417,837)

Net Increase (Decrease) in Cash	(1,549,367)	1,420,345

Cash, beginning of year	2,008,010	587,665

Cash, end of year	$458,643	$2,008,010

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(4,722)	$14,853,177	$14,848,455	21,845.28

Distributions Declared	(13,697)	(1,355,997)	(1,369,694)

Redemption Payments	(471)	(46,662)	(47,133)	(59.00)

Net Income	26,563	1,590,180	1,616,743

Balance, December 31, 2011	7,673	15,040,698	15,048,371	21,786.28

Distributions Declared	(12,701)	(1,257,408)	(1,270,109)

Redemption Payments	(1,844)	(182,518)	(184,362)	(226.37)

Net Income	11,146	700,332	711,478

Balance, December 31, 2012	$4,274	$14,301,104	$14,305,378	21,559.91

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales.  A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2009, and with few exceptions, is no longer subject to state tax examinations for tax years before 2009.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

Real Estate

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The buildings and equipment of the Partnership are depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 30 years and 10 years, respectively.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2012 and 2011.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

At December 31, 2012, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Champps restaurant in Utica, Michigan, with a carrying amount of $1,146,477 at December 31, 2012, was written down to its fair value of $733,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $413,477 was included in earnings for the fourth quarter of 2012.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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
DECEMBER 31, 2012 AND 2011

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

The Partnership owned a 50% interest in a Biaggi’s restaurant.  AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2012.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2012	2011

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $0 and $2,127 of expenses related to Discontinued Operations in 2012 and 2011, respectively.	$239,099	$257,913

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $5,544 and $3,555 of expenses related to Discontinued Operations in 2012 and 2011, respectively.	$125,195	$73,348

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$53,703	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$19,953	$28,828

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment –

The Partnership leases its properties to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The Lease for the Red Robin restaurant was extended to expire on December 31, 2017.  Most of the leases provide the tenant with two to six five-year renewal options subject to the same terms and conditions as the primary term.

The Partnership's properties are commercial, single-tenant buildings.  The HomeTown Buffet restaurant was constructed and acquired in 1993.  The Red Robin restaurant was constructed in 1984 and acquired in 1994.  The Royal Buffet restaurant was constructed in 1987 and acquired in 1994.  The land for the Champps Americana restaurant was acquired in 2001 and construction of the restaurant was completed in 2002.  The KinderCare daycare center was constructed in 1999 and acquired in 2002.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Applebee’s restaurant was constructed in 1995 and acquired in 2004.  The Staples store was constructed in 2008 and acquired in 2009.  The Scott & White Clinic was constructed and acquired in 2010.  The Tractor Supply store and the Family Dollar store were constructed and acquired in 2012.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2012 are as follows:

Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

HomeTown Buffet, Albuquerque, NM	$241,960	$289,371	$531,331	$185,683
Red Robin, Colorado Springs, CO	905,980	1,323,210	2,229,190	832,520
Royal Buffet, Colorado Springs, CO	395,288	783,065	1,178,353	516,441
KinderCare, Mayfield Heights, OH	289,266	1,117,792	1,407,058	392,782
Jared Jewelry, Hanover, MD	861,052	1,128,053	1,989,105	333,718
Applebee’s, Sandusky, OH	412,396	864,547	1,276,943	249,756
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	342,276
Scott & White, College Station, TX	298,000	1,172,224	1,470,224	86,288
Tractor Supply, Starkville, MS	352,500	840,479	1,192,979	24,514
Family Dollar, Mobile, AL	300,000	635,489	935,489	9,709
	$4,938,442	$10,986,868	$15,925,310	$2,973,687

For the years ended December 31, 2012 and 2011, the Partnership recognized depreciation expense for properties not held for sale of $350,543 and $301,995, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment – (Continued)

On February 23, 2012, the Partnership purchased a 47% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,339,500.  The Partnership allocated $228,586 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $82,065 to Acquired Below-Market Lease Intangibles.  The Partnership incurred $24,866 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $102,462 for the interest purchased.

On July 23, 2012, the Partnership purchased a Family Dollar store in Mobile, Alabama for $1,410,900.  The Partnership allocated $475,411 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $190,845 and above-market lease intangibles of $284,566. The Partnership incurred $28,837 of acquisition expenses related to the purchase that were expensed.  The property is leased to Family Dollar Stores of Alabama, Inc.  under a Lease Agreement with a remaining primary term of 9.9 years and annual rent of $119,926.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2012		2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 144 and 0 months, respectively)	$419,431	$20,789	$0	$0

Above-Market Lease Intangibles (weighted average life of 114 and 0 months, respectively)	284,566	11,957	0	0
Acquired Intangible Lease Assets	$703,997	$32,746	$0	$0

Acquired Below-Market Lease Intangibles (weighted average life of 169 and 0 months, respectively)	$82,065	$4,585	$0	$0

For the year ended December 31, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $20,789 and $0, respectively, the decrease to rental income for above-market leases was $11,957 and $0, respectively, and the increase to rental income for below-market leases was $4,585 and $0, respectively.  For lease intangibles not held for sale at December 31, 2012, the estimated amortization expense for in-place lease intangibles is $34,569, the estimated decrease to rental income for above-market leases is $28,696 and the estimated increase to rental income for below-market leases is $5,502 for each of the next five succeeding years.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment – (Continued)

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

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at December 31, 2012.

The Partnership owns a 40.1354% interest in a HomeTown Buffet restaurant.  The remaining interests in this property are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

For properties owned as of December 31, 2012, the minimum future rent payments required by the leases are as follows:
2013	$1,556,132
2014	1,562,666
2015	1,566,866
2016	1,576,984
2017	1,518,157
Thereafter	4,194,600
$11,975,405

There were no contingent rents recognized in 2012 and 2011.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2012	2011

Red Robin West, Inc.	Restaurant	$325,000	$325,000
Staples the Office Superstore East, Inc.	Retail	308,315	308,315
Sterling Jewelers Inc.	Retail	185,406	173,935
KinderCare Learning Centers LLC	Retail	154,335	N/A
Aggregate rent revenue of major tenants		$973,056	$807,250
Aggregate rent revenue of major tenants as a percentage of total rent revenue		64%	53%

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(6)  Discontinued Operations – (Continued)

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  The Partnership and the property’s other co-owners are in the process of reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property.  As of the date of this filing, negotiations with the tenant for lease concessions are continuing.  The Partnership anticipates that it will sell the property during 2013.

Based on the analysis to date, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At December 31, 2012, the property was classified as Real Estate Held for Sale.

During 2012 and 2011, the Partnership distributed net sale proceeds of $296,237 and $212,677 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.55 and $9.66 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:

	2012	2011

Rental Income	$129,628	$286,219
Property Management Expenses	(5,544)	(5,682)
Depreciation	(31,810)	(63,221)
Real Estate Impairment	(413,477)	0
Gain on Disposal of Real Estate	430,939	777,808
Income from Discontinued Operations	$109,736	$995,124

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(7)  Partners’ Capital –

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $1,270,109 and $1,369,694, respectively.  The Limited Partners received distributions of $1,257,408 and $1,355,997 and the General Partners received distributions of $12,701 and $13,697 for the years, respectively.  The Limited Partners' distributions represent $57.97 and $62.11 per Limited Partnership Unit outstanding using 21,692 and 21,831 weighted average Units in 2012 and 2011, respectively.  The distributions represent $23.82 and $62.11 per Unit of Net Income and $34.15 and $0 per Unit of return of capital in 2012 and 2011, respectively.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $293,275 and $210,550 in 2012 and 2011, respectively.

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

During 2012, 18 Limited Partners redeemed a total of 226.37 Partnership Units for $182,518 in accordance with the Partnership Agreement.  During 2011, five Limited Partners redeemed a total of 59.0 Partnership Units for $46,662.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,844 and $471 in 2012 and 2011, respectively.

After the effect of redemptions, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $1,113.18 per original $1,000 invested.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2012	2011

Net Income for Financial Reporting Purposes	$711,478	$1,616,743

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	64,662	35,837

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(29,432)	25,958

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	0	690

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	53,703	0

Real Estate Impairment Loss Not Recognized for Tax Purposes	413,477	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(56,154)	(93,028)
Taxable Income to Partners	$1,157,734	$1,586,200

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2012	2011

Partners' Capital for Financial Reporting Purposes	$14,305,378	$15,048,371

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,676,375	1,200,687

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	39,561	68,993

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	8,935	8,935

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$19,301,522	$19,598,259

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 68, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2013.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 53, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2013.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2012.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2012 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2013:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2012 and 2011.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2012, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2012.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2012

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$994,544

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,851,528

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$886,810

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$297,535

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$42,612

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011

Audit Fees	$17,309	$16,861
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,309	$16,861

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

(a) (1) A list of the financial statements contained herein is set forth on page 16.

(a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

(a) (3) The Exhibits filed in response to Item 601 of Regulation S-K are listed below.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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

10.6
Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14, 2004).

10.7
Assignment and Assumption of Purchase and Sale Agreement dated May 6, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 29, 2009).

10.8
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

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 29, 2013	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2013
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2013
Patrick W. Keene	(Principal Accounting Officer)