Form 10-Q
period 2013-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2013-05-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2013 and December 31, 2012	3

	Statements for the Three Months ended March 31, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash	$482,154	$458,643
Receivables	0	1,843
Total Current Assets	482,154	460,486

Real Estate Held for Investment:
Land	4,938,442	4,938,442
Buildings and Equipment	10,986,868	10,986,868
Acquired Intangible Lease Assets	703,997	703,997
Real Estate Investments, at cost	16,629,307	16,629,307
Accumulated Depreciation and Amortization	(3,113,628)	(3,006,433)
Real Estate Held for Investment, Net	13,515,679	13,622,874
Real Estate Held for Sale	733,000	733,000
Total Real Estate	14,248,679	14,355,874
Total Assets	$14,730,833	$14,816,360

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$137,154	$120,332
Distributions Payable	299,696	299,696
Unearned Rent	8,539	13,474
Total Current Liabilities	445,389	433,502
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	76,104	77,480

Partners’ Capital:
General Partners	3,314	4,274
Limited Partners – 24,000 Units authorized; 21,560 Units issued and outstanding	14,206,026	14,301,104
Total Partners' Capital	14,209,340	14,305,378
Total Liabilities and Partners' Capital	$14,730,833	$14,816,360

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31
	2013	2012

Rental Income	$355,900	$334,426

Expenses:
Partnership Administration – Affiliates	58,996	61,144
Partnership Administration and Property Management – Unrelated Parties	26,422	16,233
Property Acquisition	0	22,087
Depreciation and Amortization	100,021	83,858
Total Expenses	185,439	183,322

Operating Income	170,461	151,104

Other Income:
Interest Income	270	1,695

Income from Continuing Operations	170,731	152,799

Income from Discontinued Operations	32,927	471,353

Net Income	$203,658	$624,152

Net Income Allocated:
General Partners	$2,037	$6,242
Limited Partners	201,621	617,910
Total	$203,658	$624,152

Income per Limited Partnership Unit:
Continuing Operations	$7.84	$6.94
Discontinued Operations	1.51	21.42
Total – Basic and Diluted	$9.35	$28.36

Weighted Average Units Outstanding – Basic and Diluted	21,560	21,786

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$203,658	$624,152

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	105,819	91,556
Gain on Sale of Real Estate	0	(430,939)
(Increase) Decrease in Receivables	1,843	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	16,822	55,748
Increase (Decrease) in Unearned Rent	(4,935)	52,776
Total Adjustments	119,549	(230,859)
Net Cash Provided By Operating Activities	323,207	393,293

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,339,500)
Proceeds from Sale of Real Estate	0	1,571,107
Net Cash Provided By Investing Activities	0	231,607

Cash Flows from Financing Activities:
Distributions Paid to Partners	(299,696)	(342,425)

Net Increase (Decrease) in Cash	23,511	282,475

Cash, beginning of period	458,643	2,008,010

Cash, end of period	$482,154	$2,290,485

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

Distributions Declared	(3,424)	(339,001)	(342,425)

Net Income	6,242	617,910	624,152

Balance, March 31, 2012	$10,491	$15,319,607	$15,330,098	21,786.28

Balance, December 31, 2012	$4,274	$14,301,104	$14,305,378	21,559.91

Distributions Declared	(2,997)	(296,699)	(299,696)

Net Income	2,037	201,621	203,658

Balance, March 31, 2013	$3,314	$14,206,026	$14,209,340	21,559.91

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2013 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

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

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at March 31, 2013.

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

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners reached a verbal agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $39,987.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The agreement is contingent upon completion of an amendment to the Lease that is satisfactory to all parties.  The Partnership anticipates that it will sell the property during 2013.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At March 31, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

During the first three months of 2012, the Partnership distributed net sale proceeds of $35,569 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.62 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2013	2012

Rental Income	$33,173	$48,603
Property Management Expenses	(246)	(32)
Depreciation	0	(8,157)
Gain on Disposal of Real Estate	0	430,939
Income from Discontinued Operations	$32,927	$471,353

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

At March 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

Results of Operations

For the three months ended March 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $355,900 and $334,426, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and rent increases on two properties.  Based on the scheduled rent for the properties owned as of April 30, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,425,000 in 2013.

For the three months ended March 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $58,996 and $61,144, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,422 and $16,265, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The increase in these expenses in 2013, when compared to 2012, was due to increased property and real estate tax expenses related to the vacant Royal Buffet restaurant.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at March 31, 2013.

For the three months ended March 31, 2013 and 2012, the Partnership recognized interest income of $270 and $1,695, respectively.  In 2013, interest income decreased primarily due to the Partnership having less money invested in a money market account due to two property acquisitions in 2012.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2013, the Partnership recognized income from discontinued operations of $32,927, representing rental income less property management expenses.  For the three months ended March 31, 2012, the Partnership recognized income from discontinued operations of $471,353, representing rental income less property management expenses and depreciation of $40,414 and gain on disposal of real estate of $430,939.

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

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners reached a verbal agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $39,987.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The agreement is contingent upon completion of an amendment to the Lease that is satisfactory to all parties.  The Partnership anticipates that it will sell the property during 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At March 31, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Partnership's cash balances increased $23,511 as a result of cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2012, the Partnership's cash balances increased $282,475 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners, which were partially offset by cash used to purchase property.

Net cash provided by operating activities decreased from $393,293 in 2012 to $323,207 in 2013 as a result of an increase in Partnership administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2013.  During 2012, cash from operations was reduced by $22,087 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012, the Partnership generated cash flow from the sale of real estate of $1,571,107.  During the same period, the Partnership expended $1,339,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the three months ended March 31, 2013 and 2012, the Partnership declared distributions of $299,696 and $342,425, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $296,699 and $339,001 and the General Partners received distributions of $2,997 and $3,424 for the periods, respectively.  In 2013, distributions were lower due to decreases in the distribution rate per Unit, effective April 1, 2012 and July 1, 2012.

During the first three months of 2012, the Partnership distributed net sale proceeds of $35,569 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.62 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first three months of 2013 and 2012, the Partnership did not redeem any Units from the Limited Partners.  During the remainder of 2012, 18 Limited Partners redeemed a total of 226.37 Partnership Units for $182,518 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 139 Limited Partners redeemed 2,213.72 Partnership Units for $1,718,494.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,844 in 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2013	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)