Form 10-Q
period 2013-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2013-08-15
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2013 and December 31, 2012	3

	Statements for the Periods ended June 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2013	2012
Current Assets:
Cash	$338,339	$458,643
Receivables	0	1,843
Total Current Assets	338,339	460,486

Real Estate Held for Investment:
Land	4,640,442	4,938,442
Buildings and Equipment	9,814,644	10,986,868
Acquired Intangible Lease Assets	703,997	703,997
Real Estate Investments, at cost	15,159,083	16,629,307
Accumulated Depreciation and Amortization	(3,114,997)	(3,006,433)
Real Estate Held for Investment, Net	12,044,086	13,622,874
Real Estate Held for Sale	2,097,399	733,000
Total Real Estate	14,141,485	14,355,874
Total Assets	$14,479,824	$14,816,360

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$50,938	$120,332
Distributions Payable	299,704	299,696
Unearned Rent	34,232	13,474
Total Current Liabilities	384,874	433,502
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	74,728	77,480

Partners’ Capital:
General Partners	1,423	4,274
Limited Partners – 24,000 Units authorized; 21,465 and 21,560 Units issued and outstanding in 2013 and 2012, respectively	14,018,799	14,301,104
Total Partners' Capital	14,020,222	14,305,378
Total Liabilities and Partners' Capital	$14,479,824	$14,816,360

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$325,099	$316,498	$650,199	$620,124

Expenses:
Partnership Administration – Affiliates	55,553	60,700	114,549	121,844
Partnership Administration and Property Management – Unrelated Parties	30,418	29,200	56,798	45,358
Property Acquisition	0	122	0	22,209
Depreciation and Amortization	90,251	80,145	180,504	154,235
Total Expenses	176,222	170,167	351,851	343,646

Operating Income	148,877	146,331	298,348	276,478

Other Income:
Interest Income	185	2,107	455	3,802

Income from Continuing Operations	149,062	148,438	298,803	280,280

Income from Discontinued Operations	40,718	35,209	94,635	527,519

Net Income	$189,780	$183,647	$393,438	$807,799

Net Income Allocated:
General Partners	$1,897	$1,836	$3,934	$8,078
Limited Partners	187,883	181,811	389,504	799,721
Total	$189,780	$183,647	$393,438	$807,799

Income per Limited Partnership Unit:
Continuing Operations	$6.87	$6.77	$13.75	$12.76
Discontinued Operations	1.88	1.60	4.36	24.01
Total – Basic and Diluted	$8.75	$8.37	$18.11	$36.77

Weighted Average Units Outstanding – Basic and Diluted	21,465	21,712	21,512	21,749

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$393,438	$807,799

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	211,637	187,979
Gain on Sale of Real Estate	0	(430,939)
(Increase) Decrease in Receivables	1,843	1,725
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(69,394)	(22,555)
Increase (Decrease) in Unearned Rent	20,758	38
Total Adjustments	164,844	(263,752)
Net Cash Provided By Operating Activities	558,282	544,047

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,339,500)
Proceeds from Sale of Real Estate	0	1,571,107
Net Cash Provided By Investing Activities	0	231,607

Cash Flows from Financing Activities:
Distributions Paid to Partners	(599,392)	(684,851)
Redemption Payments	(79,194)	(59,580)
Net Cash Used For Financing Activities	(678,586)	(744,431)

Net Increase (Decrease) in Cash	(120,304)	31,223

Cash, beginning of period	458,643	2,008,010

Cash, end of period	$338,339	$2,039,233

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

Distributions Declared	(6,707)	(664,005)	(670,712)

Redemption Payments	(595)	(58,985)	(59,580)	(74.50)

Net Income	8,078	799,721	807,799

Balance, June 30, 2012	$8,449	$15,117,429	$15,125,878	21,711.78

Balance, December 31, 2012	$4,274	$14,301,104	$14,305,378	21,559.91

Distributions Declared	(5,993)	(593,407)	(599,400)

Redemption Payments	(792)	(78,402)	(79,194)	(95.13)

Net Income	3,934	389,504	393,438

Balance, June 30, 2013	$1,423	$14,018,799	$14,020,222	21,464.78

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at June 30, 2013.

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

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $39,987.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The Partnership anticipates that it will sell the property during 2013.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At June 30, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

On August 2, 2013, the Partnership sold the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of approximately $1,850,000, which resulted in a net gain of approximately $485,600.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,364,399.

During the first six months of 2013 and 2012, the Partnership distributed net sale proceeds of $26,984 and $143,243 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.24 and $6.53 per Limited Partnership Unit.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$51,074	$57,809	$115,047	$137,212
Property Management Expenses	(587)	(4,947)	(875)	(5,054)
Depreciation	(9,769)	(17,653)	(19,537)	(35,578)
Gain on Disposal of Real Estate	0	0	0	430,939
Income from Discontinued Operations	$40,718	$35,209	$94,635	$527,519

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements – (Continued)

At June 30, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the six months ended June 30, 2013 and 2012, the Partnership recognized rental income from continuing operations of $650,199 and $620,124, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and rent increases on two properties, which were partially offset by a loss in rent for the Royal Buffet restaurant as discussed below.  Based on the scheduled rent for the properties owned as of July 31, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,302,000 in 2013.

For the six months ended June 30, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $114,549 and $121,844, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $56,798 and $45,358, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The increase in these expenses in 2013, when compared to 2012, was mainly due to increased property expenses related to the vacant Royal Buffet restaurant.

For the six months ended June 30, 2012, the Partnership incurred property acquisition expenses of $22,209 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

The HomeTown Buffet and Royal Buffet restaurants represent less than 6% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the properties and concluded that there is no impairment at June 30, 2013.

For the six months ended June 30, 2013 and 2012, the Partnership recognized interest income of $455 and $3,802, respectively.  In 2013, interest income decreased primarily due to the Partnership having less money invested in a money market account due to two property acquisitions in 2012.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2013, the Partnership recognized income from discontinued operations of $94,635, representing rental income less property management expenses and depreciation.  For the six months ended June 30, 2012, the Partnership recognized income from discontinued operations of $527,519, representing rental income less property management expenses and depreciation of $96,580 and gain on disposal of real estate of $430,939.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $39,987.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The Partnership anticipates that it will sell the property during 2013.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At June 30, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

On August 2, 2013, the Partnership sold the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of approximately $1,850,000, which resulted in a net gain of approximately $485,600.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,364,399.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Partnership's cash balances decreased $120,304 as a result of cash used for distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2012, the Partnership's cash balances increased $31,223 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $544,047 in 2012 to $558,282 in 2013 as a result of an increase in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $22,209 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012, the Partnership generated cash flow from the sale of real estate of $1,571,107.  During the same period, the Partnership expended $1,339,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the six months ended June 30, 2013 and 2012, the Partnership declared distributions of $599,400 and $670,712, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $593,407 and $664,005 and the General Partners received distributions of $5,993 and $6,707 for the periods, respectively.  In 2013, distributions were lower due to decreases in the distribution rate per Unit, effective April 1, 2012 and July 1, 2012.

During the first six months of 2013 and 2012, the Partnership distributed net sale proceeds of $26,984 and $143,243 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.24 and $6.53 per Limited Partnership Unit.

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

On April 1, 2013, fourteen Limited Partners redeemed a total of 95.13 Partnership Units for $78,402 in accordance with the Partnership Agreement.  On April 1, 2012, seven Limited Partners redeemed a total of 74.50 Partnership Units for $58,985.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $792 and $595 in 2013 and 2012, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last several years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows.  If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/13 to 4/30/13	95.13	$824.14	2,535.22(1)	(2)

5/1/13 to 5/31/13	--	--	--	--

6/1/13 to 6/30/13	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 14, 2013	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)