Form 10-Q
period 2013-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2013-11-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2013 and December 31, 2012	3

	Statements for the Periods ended September 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2013	2012
Current Assets:
Cash	$2,272,198	$458,643
Receivables	0	1,843
Total Current Assets	2,272,198	460,486

Real Estate Held for Investment:
Land	3,832,758	4,938,442
Buildings and Equipment	8,167,032	10,986,868
Acquired Intangible Lease Assets	703,997	703,997
Real Estate Investments, at cost	12,703,787	16,629,307
Accumulated Depreciation and Amortization	(2,405,570)	(3,006,433)
Real Estate Held for Investment, Net	10,298,217	13,622,874
Real Estate Held for Sale	2,058,573	733,000
Total Real Estate	12,356,790	14,355,874
Total Assets	$14,628,988	$14,816,360

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$97,858	$120,332
Distributions Payable	299,704	299,696
Unearned Rent	76,143	13,474
Total Current Liabilities	473,705	433,502
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	73,352	77,480

Partners’ Capital:
General Partners	4,986	4,274
Limited Partners – 24,000 Units authorized; 21,465 and 21,560 Units issued and outstanding in 2013 and 2012, respectively	14,076,945	14,301,104
Total Partners' Capital	14,081,931	14,305,378
Total Liabilities and Partners' Capital	$14,628,988	$14,816,360

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$298,963	$290,199	$896,888	$811,105

Expenses:
Partnership Administration – Affiliates	55,431	59,595	169,120	181,049
Partnership Administration and Property Management – Unrelated Parties	12,419	20,785	50,685	54,971
Property Acquisition	0	29,133	0	51,342
Depreciation and Amortization	76,702	74,213	230,100	201,342
Total Expenses	144,552	183,726	449,905	488,704

Operating Income	154,411	106,473	446,983	322,401

Other Income:
Interest Income	1,079	771	1,534	4,573

Income from Continuing Operations	155,490	107,244	448,517	326,974

Income from Discontinued Operations	205,923	42,356	306,334	630,425

Net Income	$361,413	$149,600	$754,851	$957,399

Net Income Allocated:
General Partners	$6,560	$1,496	$10,494	$9,574
Limited Partners	354,853	148,104	744,357	947,825
Total	$361,413	$149,600	$754,851	$957,399

Income per Limited Partnership Unit:
Continuing Operations	$7.17	$4.89	$20.66	$14.89
Discontinued Operations	9.36	1.93	13.97	28.71
Total – Basic and Diluted	$16.53	$6.82	$34.63	$43.60

Weighted Average Units Outstanding – Basic and Diluted	21,465	21,712	21,496	21,737

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$754,851	$957,399

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	307,689	296,806
Real Estate Impairment	322,868	0
Gain on Sale of Real Estate	(504,826)	(430,939)
(Increase) Decrease in Receivables	1,843	(118)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(22,474)	10,114
Increase (Decrease) in Unearned Rent	62,669	31,882
Total Adjustments	167,769	(92,255)
Net Cash Provided By Operating Activities	922,620	865,144

Cash Flows from Investing Activities:
Investments in Real Estate	0	(2,750,400)
Proceeds from Sale of Real Estate	1,869,225	1,571,107
Net Cash Provided By (Used For) Investing Activities	1,869,225	(1,179,293)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(899,096)	(1,013,137)
Redemption Payments	(79,194)	(59,580)
Net Cash Used For Financing Activities	(978,290)	(1,072,717)

Net Increase (Decrease) in Cash	1,813,555	(1,386,866)

Cash, beginning of period	458,643	2,008,010

Cash, end of period	$2,272,198	$621,144

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

Distributions Declared	(9,704)	(960,709)	(970,413)

Redemption Payments	(595)	(58,985)	(59,580)	(74.50)

Net Income	9,574	947,825	957,399

Balance, September 30, 2012	$6,948	$14,968,829	$14,975,777	21,711.78

Balance, December 31, 2012	$4,274	$14,301,104	$14,305,378	21,559.91

Distributions Declared	(8,990)	(890,114)	(899,104)

Redemption Payments	(792)	(78,402)	(79,194)	(95.13)

Net Income	10,494	744,357	754,851

Balance, September 30, 2013	$4,986	$14,076,945	$14,081,931	21,464.78

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico.  The tenant returned possession of the property to the Partnership.  The Partnership has listed the property for lease or sale with a real estate broker in the Albuquerque area.  While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property.  The HomeTown Buffet restaurant represents less than 2% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the property and concluded that there is no impairment at September 30, 2013.

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

In February 2012, the Partnership entered into an agreement to sell its 50% interest in the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,703.  At the time of sale, the cost and related accumulated depreciation was $1,379,346 and $248,242, respectively.

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $39,987.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The Partnership anticipates that it will sell the property within the next 12 months.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At September 30, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

Effective June 20, 2011, the Partnership entered into an agreement to lease the former Red Robin property in Colorado Springs, Colorado, to a local restaurant operator. The Lease Agreement had a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet.  In July 2012, the tenant closed the restaurant due to lower than expected sales.  The Partnership took possession of the property and listed the property for lease or sale with a real estate broker in the Colorado Springs area.  While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

In September 2013, the Partnership decided to sell the Royal Buffet restaurant and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Partnership determined the Royal Buffet restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $322,868 was recognized, which was the difference between the carrying value at September 30, 2013 of $642,868 and the estimated fair value of $320,000.  The charge was recorded against the cost of the land and building.

On August 2, 2013, the Partnership sold its 40% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,869,225, which resulted in a net gain of $504,826.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.

The Partnership is attempting to sell its 45% interest in the Applebee’s restaurant in Sandusky, Ohio.  At September 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $97,716 and $155,385 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.50 and $7.08 per Limited Partnership Unit.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$46,732	$83,945	$214,053	$320,375
Property Management Expenses	(9,215)	(10,383)	(29,482)	(26,999)
Depreciation	(13,552)	(31,206)	(60,195)	(93,890)
Real Estate Impairment	(322,868)	0	(322,868)	0
Gain on Disposal of Real Estate	504,826	0	504,826	430,939
Income from Discontinued Operations	$205,923	$42,356	$306,334	$630,425

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

At September 30, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

The Royal Buffet restaurant in Colorado Springs, Colorado, with a carrying amount of $642,868 at September 30, 2013, was written down to its fair value of $320,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $322,868 was included in earnings for the third quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Partnership recognized rental income from continuing operations of $896,888 and $811,105, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and rent increases on two properties.  Based on the scheduled rent for the properties owned as of October 31, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,196,000 in both 2013 and 2014.

For the nine months ended September 30, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $169,120 and $181,049, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $50,685 and $54,971, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012, the Partnership incurred property acquisition expenses of $23,079 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi and $28,263 related to the purchase of the Family Dollar store in Mobile, Alabama.

On January 31, 2011, the Lease term expired for the HomeTown Buffet restaurant in Albuquerque, New Mexico.  The tenant returned possession of the property to the Partnership.  The Partnership has listed the property for lease or sale with a real estate broker in the Albuquerque area.  While the property is vacant, the Partnership is responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property.  The HomeTown Buffet restaurant represents less than 2% of the fair value of the Partnership's property portfolio.  The Partnership has evaluated the carrying value of the property and concluded that there is no impairment at September 30, 2013.

For the nine months ended September 30, 2013 and 2012, the Partnership recognized interest income of $1,534 and $4,573, respectively.  In 2013, interest income decreased primarily due to the Partnership having less money invested in a money market account due to two property acquisitions in 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $306,334, representing rental income less property management expenses and depreciation of $124,376 and gain on disposal of real estate of $504,826, which were partially offset by a real estate impairment of $322,868.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $630,425, representing rental income less property management expenses and depreciation of $199,486 and gain on disposal of real estate of $430,939.

On February 3, 2012, the Partnership sold its remaining 1.1177% interest in the Arby’s restaurant in Smyrna, Georgia to an unrelated third party.  The Partnership received net sale proceeds of $4,300, which resulted in a net loss of $4,764.  The cost and related accumulated depreciation of the interest sold was $13,866 and $4,802, respectively.

In February 2012, the Partnership entered into an agreement to sell its 50% interest in the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,703.  At the time of sale, the cost and related accumulated depreciation was $1,379,346 and $248,242, respectively.

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $39,987.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The Partnership anticipates that it will sell the property within the next 12 months.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.  The charge was recorded against the cost of the land and building.  At September 30, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

Effective June 20, 2011, the Partnership entered into an agreement to lease the former Red Robin property in Colorado Springs, Colorado, to a local restaurant operator. The Lease Agreement had a term of two years with annual rental payments of $100,000.  The tenant remodeled the building and converted it into a Chinese buffet restaurant called Royal Buffet.  In July 2012, the tenant closed the restaurant due to lower than expected sales.  The Partnership took possession of the property and has listed the property for lease or sale with a real estate broker in the Colorado Springs area.  While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In September 2013, the Partnership decided to sell the Royal Buffet restaurant and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Partnership determined the Royal Buffet restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $322,868 was recognized, which was the difference between the carrying value at September 30, 2013 of $642,868 and the estimated fair value of $320,000.  The charge was recorded against the cost of the land and building.

On August 2, 2013, the Partnership sold its 40% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,869,225, which resulted in a net gain of $504,826.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.

The Partnership is attempting to sell its 45% interest in the Applebee’s restaurant in Sandusky, Ohio.  At September 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Partnership's cash balances increased $1,813,555 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2012, the Partnership's cash balances decreased $1,386,866 as a result of cash used to purchase property, and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $865,144 in 2012 to $922,620 in 2013 as a result of a decrease in Partnership administration and property management expenses in 2013, which was partially offset by a decrease in total rental and interest income in 2013.  During 2012, cash from operations was reduced by $51,342 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $1,869,225 and $1,571,107, respectively.  During the nine months ended September 30, 2012, the Partnership expended $2,750,400 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the nine months ended September 30, 2013 and 2012, the Partnership declared distributions of $899,104 and $970,413, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $890,114 and $960,709 and the General Partners received distributions of $8,990 and $9,704 for the periods, respectively.  In 2013, distributions were lower due to decreases in the distribution rate per Unit, effective April 1, 2012 and July 1, 2012.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $97,716 and $155,385 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.50 and $7.08 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2013	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)