Form 10-K
period 2013-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2014-03-31
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, there were 21,436.777 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,436,777.

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

ITEM 1.  BUSINESS.  (Continued)

In December 2008, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 months.  On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.  The Managing General Partner anticipates mailing a proxy statement in April 2014 asking the Limited Partners to vote on these two proposals.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2010, the Partnership owned a significant interest in eleven properties and a minor interest in two properties with a total cost of $18,030,622.  During the years ended December 31, 2011, 2012 and 2013, the Partnership sold six property interests and received net sale proceeds of $1,627,280, $1,571,107 and $2,208,739, which resulted in net gains of $777,808, $430,939 and $524,340, respectively.  During 2012, the Partnership expended $2,750,400 to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2013, the Partnership owned a significant interest in nine properties with a total cost of $14,850,320.

Major Tenants

During 2013, four tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 69% of total rental income in 2013.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2014.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash sale-leaseback transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts.  The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the General Partners attempt to diversify the properties by tenant and geographic location.

Description of Properties

The Partnership's properties are commercial, single tenant buildings.  The properties were acquired on a debt-free basis and are leased to tenants under net leases, classified as operating leases.  The Partnership holds an undivided fee simple interest in the properties.

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property.  At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2013.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

HomeTown Buffet Restaurant Albuquerque, NM (40.1354%)	9/30/93	$531,331		(1)

Red Robin Restaurant Colorado Springs, CO	2/24/94	$2,229,190		Red Robin West, Inc.	$341,250	$46.88

Champps Americana Restaurant Utica, MI (44%)	2/12/02	$1,511,134		Champps Operating Corporation	$39,987	$10.59

KinderCare Daycare Center Mayfield Heights, OH	6/14/02	$1,407,058		KinderCare Learning Centers, Inc.	$161,684	$18.99

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$185,406	$63.83

Applebee’s Restaurant Sandusky, OH (45%)	4/30/04	$1,276,943		Apple Ohio LLC	$112,390	$50.01

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(2)	Staples the Office Superstore East, Inc.	$308,315	$23.00

Tractor Supply Company Store Starkville, MS (47%)	2/23/12	$1,339,500	(2)	Tractor Supply Company	$102,462	$11.51

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(2)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

(1) The property is vacant and listed for lease or sale.
(2) Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties:  Champps Americana restaurant (AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Jared Jewelry store (AEI Income & Growth Fund XXI Limited Partnership); Applebee’s restaurant (AEI Income & Growth Fund 24 LLC and unrelated third parties); Staples store (AEI Income & Growth Fund 27 LLC) and Tractor Supply Company store (AEI Income & Growth Fund 26 LLC).  The remaining interests in the HomeTown Buffet restaurant are owned by unrelated third parties.

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

At December 31, 2013, all properties listed above were 100% occupied. The only exception is the HomeTown Buffet restaurant in Albuquerque, New Mexico that became vacant on January 31, 2011 when the lease term expired.  The tenant of the Champps Americana restaurant terminated the lease in a bankruptcy filing in February 2014.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2013, there were 1,448 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $11,987 and $12,701 were made to the General Partners and $1,186,817 and $1,257,408 were made to the Limited Partners for 2013 and 2012, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $207,773 and $293,275 in 2013 and 2012, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/13 to 10/31/13	97.35	$835.78	2,632.58(1)	(2)

11/1/13 to 11/30/13	--	--	--	--

12/1/13 to 12/31/13	--	--	--	--
(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Carrying Value of Properties

Properties are carried at original cost, less accumulated depreciation and amortization.  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

For the years ended December 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $1,195,849 and $1,106,004, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and rent increases on two properties.  Based on the scheduled rent for the properties owned as of February 28, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $1,196,000 in 2014.

For the years ended December 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $221,968 and $235,888, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $57,008 and $87,520, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The decrease in these expenses in 2013, when compared to 2012, was due to increased property and real estate tax expenses incurred in 2012 related to the vacant HomeTown Buffet restaurant.

For the year ended December 31, 2012, the Partnership incurred property acquisition expenses of $24,866 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi and $28,837 related to the purchase of the Family Dollar store in Mobile, Alabama.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership owns a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.  On January 31, 2011, the lease term expired and the tenant returned possession of the property to the owners.  The owners listed the property for lease or sale with a real estate broker in the Albuquerque area.  While the property is vacant, the Partnership is responsible for its share of real estate taxes and other costs associated with maintaining the property.

Based on its long-lived asset valuation analysis, the Partnership determined the HomeTown Buffet restaurant was impaired.  As a result, in the fourth quarter of 2013, a charge to continuing operations for real estate impairment of $61,002 was recognized, which was the difference between the carrying value at December 31, 2013 of $336,002 and the estimated fair value of $275,000.  The charge was recorded against the cost of the land and building.

For the years ended December 31, 2013 and 2012, the Partnership recognized interest income of $3,044 and $4,830, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2013, the Partnership recognized income from discontinued operations of $263,481, representing rental income less property management expenses and depreciation of $147,009 and gain on disposal of real estate of $524,340, which were partially offset by real estate impairments of $407,868.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $255,803, representing rental income less property management expenses and depreciation of $238,341 and gain on disposal of real estate of $430,939, which were partially offset by a real estate impairment of $413,477.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $39,987.  Based on its long-lived asset valuation analysis, the Partnership determined the property was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.

On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property is vacant, the Partnership is responsible for its 44% share of real estate taxes and other costs associated with maintaining the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $85,000 to decrease the carrying value to the estimated fair value of $648,000 as of December 31, 2013.  The charge was recorded against the cost of the land and building.  Even if the property is leased to a new tenant, the Partnership anticipates that it will sell the property within the next 12 months.

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

In September 2013, the Partnership decided to sell the Royal Buffet restaurant and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Partnership determined the Royal Buffet restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $322,868 was recognized, which was the difference between the carrying value at September 30, 2013 of $642,868 and the estimated fair value of $320,000.  The charge was recorded against the cost of the land and building.  On December 20, 2013, the Partnership sold the property to an unrelated third party.  The Partnership received net sale proceeds of $339,514, which resulted in a net gain of $19,514.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On August 2, 2013, the Partnership sold its 40% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,869,225, which resulted in a net gain of $504,826.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.

Subsequent to December 31, 2013, the Partnership sold 4.4006% of the Applebee’s restaurant in Sandusky, Ohio to an unrelated third party.  The Partnership received net sale proceeds of approximately $163,000, which resulted in a net gain of approximately $64,700.  The cost and related accumulated depreciation of the interest sold was $124,874 and $26,538, respectively.  The Partnership is attempting to sell its remaining 40.5994% interest in the property.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

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

Liquidity and Capital Resources

During the year ended December 31, 2013, the Partnership's cash balances increased $1,955,362 as a result of cash generated from the sale of property, which was partially offset by distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the year ended December 31, 2012, the Partnership's cash balances decreased $1,549,367 as a result of cash used to purchase property, and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $1,127,126 in 2012 to $1,106,805 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in Partnership administration and property management expenses in 2013.  During 2012, cash from operations was reduced by $53,703 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $2,208,739 and $1,571,107, respectively.  During the year ended December 31, 2012, the Partnership expended $2,750,400 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $1,198,804 and $1,270,109, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,186,817 and $1,257,408 and the General Partners received distributions of $11,987 and $12,701 for the years, respectively.  In 2013, distributions were lower due to decreases in the distribution rate per Unit, effective April 1, 2012 and July 1, 2012.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $209,872 and $296,237 in 2013 and 2012, respectively.  The Limited Partners received distributions of $207,773 and $293,275 and the General Partners received distributions of $2,099 and $2,962 for the years, respectively.  The Limited Partners’ distributions represented $9.70 and $13.55 per Unit for the years, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2013, 24 Limited Partners redeemed a total of 192.49 Partnership Units for $159,768 in accordance with the Partnership Agreement.  During 2012, 18 Limited Partners redeemed a total of 226.37 Partnership Units for $182,518.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 139 Limited Partners redeemed 2,213.72 Partnership Units for $1,718,494.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,614 and $1,844 in 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheet as of December 31, 2013 and 2012	18

Statements for the Years Ended December 31, 2013 and 2012:

Income	19

Cash Flows	20

Changes in Partners’ Capital	21

Notes to Financial Statements	22 – 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2013 and 2012, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2014

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets:
Cash	$2,414,005	$458,643
Receivables	0	1,843
Total Current Assets	2,414,005	460,486

Real Estate Held for Investment:
Land	3,788,830	4,938,442
Buildings and Equipment	8,149,958	10,986,868
Acquired Intangible Lease Assets	703,997	703,997
Real Estate Investments, at cost	12,642,785	16,629,307
Accumulated Depreciation and Amortization	(2,489,448)	(3,006,433)
Real Estate Held for Investment, Net	10,153,337	13,622,874
Real Estate Held for Sale	1,653,573	733,000
Total Real Estate	11,806,910	14,355,874
Total Assets	$14,220,915	$14,816,360

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$74,979	$120,332
Distributions Payable	299,700	299,696
Unearned Rent	13,474	13,474
Total Current Liabilities	388,153	433,502
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	71,978	77,480

Partners’ Capital:
General Partners	5,133	4,274
Limited Partners – 24,000 Units authorized; 21,367 and 21,560 Units issued and outstanding in 2013 and 2012, respectively	13,755,651	14,301,104
Total Partners' Capital	13,760,784	14,305,378
Total Liabilities and Partners' Capital	$14,220,915	$14,816,360

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31
	2013	2012

Rental Income	$1,195,849	$1,106,004

Expenses:
Partnership Administration – Affiliates	221,968	235,888
Partnership Administration and Property Management – Unrelated Parties	57,008	87,520
Property Acquisition	0	53,703
Depreciation and Amortization	306,804	278,048
Real Estate Impairment	61,002	0
Total Expenses	646,782	655,159

Operating Income	549,067	450,845

Other Income:
Interest Income	3,044	4,830

Income from Continuing Operations	552,111	455,675

Income from Discontinued Operations	263,481	255,803

Net Income	$815,592	$711,478

Net Income Allocated:
General Partners	$14,460	$11,146
Limited Partners	801,132	700,332
Total	$815,592	$711,478

Income per Limited Partnership Unit:
Continuing Operations	$25.47	$20.80
Discontinued Operations	11.85	11.49
Total – Basic and Diluted	$37.32	$32.29

Weighted Average Units Outstanding – Basic and Diluted	21,464	21,692

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2013	2012

Cash Flows from Operating Activities:
Net Income	$815,592	$711,478

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	390,193	410,514
Real Estate Impairment	468,870	413,477
Gain on Sale of Real Estate	(524,340)	(430,939)
(Increase) Decrease in Receivables	1,843	(118)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(45,353)	52,146
Increase (Decrease) in Unearned Rent	0	(29,432)
Total Adjustments	291,213	415,648
Net Cash Provided By Operating Activities	1,106,805	1,127,126

Cash Flows from Investing Activities:
Investments in Real Estate	0	(2,750,400)
Proceeds from Sale of Real Estate	2,208,739	1,571,107
Net Cash Provided By (Used For) Investing Activities	2,208,739	(1,179,293)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,198,800)	(1,312,838)
Redemption Payments	(161,382)	(184,362)
Net Cash Used For Financing Activities	(1,360,182)	(1,497,200)

Net Increase (Decrease) in Cash	1,955,362	(1,549,367)

Cash, beginning of year	458,643	2,008,010

Cash, end of year	$2,414,005	$458,643

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$7,673	$15,040,698	$15,048,371	21,786.28

Distributions Declared	(12,701)	(1,257,408)	(1,270,109)

Redemption Payments	(1,844)	(182,518)	(184,362)	(226.37)

Net Income	11,146	700,332	711,478

Balance, December 31, 2012	4,274	14,301,104	14,305,378	21,559.91

Distributions Declared	(11,987)	(1,186,817)	(1,198,804)

Redemption Payments	(1,614)	(159,768)	(161,382)	(192.49)

Net Income	14,460	801,132	815,592

Balance, December 31, 2013	$5,133	$13,755,651	$13,760,784	21,367.42

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

In December 2008, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 months.  On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.  The Managing General Partner anticipates mailing a proxy statement in April 2014 asking the Limited Partners to vote on these two proposals.

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
DECEMBER 31, 2013 AND 2012

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2010, and with few exceptions, is no longer subject to state tax examinations for tax years before 2010.

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases.  The leases provide for base annual rental payments payable in monthly installments.  The Partnership recognizes rental income according to the terms of the individual leases.  For leases that contain stated rental increases, the increases are recognized in the year in which they are effective.  Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Real Estate

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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
DECEMBER 31, 2013 AND 2012

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2013 and 2012.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

At December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Champps restaurant in Utica, Michigan, with a carrying amount of $1,146,477 at December 31, 2012, was written down to its estimated fair value of $733,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $413,477 was included in earnings for the fourth quarter of 2012.  At December 31, 2013, after completing our long-lived asset valuation analysis, the property was further written down to $648,000, its estimated fair value at that date.  The resulting impairment charge of $85,000 was included in earnings for the fourth quarter of 2013.  In both instances, the fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

The Royal Buffet restaurant in Colorado Springs, Colorado, with a carrying amount of $642,868 at September 30, 2013, was written down to its estimated fair value of $320,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $322,868 was included in earnings for the third quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

The HomeTown Buffet restaurant in Albuquerque, New Mexico, with a carrying amount of 336,002 at December 31, 2013, was written down to its estimated fair value of $275,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $61,002 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2013 and 2012.

Reportable Segments

The Partnership invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Partnership evaluates operating performance on an overall portfolio basis.  Therefore, the Partnership’s properties are classified as one reportable segment.

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

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Champps Americana restaurant (44% – AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Jared Jewelry store (50% – AEI Income & Growth Fund XXI Limited Partnership); Applebee’s restaurant (45% – AEI Income & Growth Fund 24 LLC and unrelated third parties); Staples store (70% – AEI Income & Growth Fund 27 LLC); and Tractor Supply Company store (47% – AEI Income & Growth Fund 26 LLC).

The Partnership owned a 50% interest in a Biaggi’s restaurant.  AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2012.  The Partnership owned a 40% interest in a Scott & White Clinic.  AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC owned the remaining 60% interest in this property until the property was sold to an unrelated third party in 2013.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2013	2012

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $2,977 and $3,211 of expenses related to Discontinued Operations in 2013 and 2012, respectively.	$224,945	$239,099

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $41,312 and $37,675 of expenses related to Discontinued Operations in 2013 and 2012, respectively.	$98,320	$125,195

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$0	$53,703

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$22,992	$19,953

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Held for Investment –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The Lease for the Red Robin restaurant was extended to expire on December 31, 2017.  Most of the leases provide the tenant with two to six five-year renewal options subject to the same terms and conditions as the primary term.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2013 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

HomeTown Buffet, Albuquerque, NM	$198,032	$272,297	$470,329	$195,329
Red Robin, Colorado Springs, CO	905,980	1,323,210	2,229,190	876,627
KinderCare, Mayfield Heights, OH	289,266	1,117,792	1,407,058	430,042
Jared Jewelry, Hanover, MD	861,052	1,128,053	1,989,105	371,320
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	436,697
Tractor Supply, Starkville, MS	352,500	840,479	1,192,979	52,530
Family Dollar, Mobile, AL	300,000	635,489	935,489	30,892
	$3,788,830	$8,149,958	$11,938,788	$2,393,437

For the years ended December 31, 2013 and 2012, the Partnership recognized depreciation expense for properties not held for sale of $272,235 and $257,259, respectively.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

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

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2013		2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 132 and 144 months, respectively)	$419,431	$55,358	$419,431	$20,789

Above-Market Lease Intangibles (weighted average life of 102 and 114 months, respectively)	284,566	40,653	284,566	11,957
Acquired Intangible Lease Assets	$703,997	$96,011	$703,997	$32,746

Acquired Below-Market Lease Intangibles (weighted average life of 157 and 169 months, respectively)	$82,065	$10,087	$82,065	$4,585

For the year ended December 31, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $34,569 and $20,789, respectively, the decrease to rental income for above-market leases was $28,696 and $11,957, respectively, and the increase to rental income for below-market leases was $5,502 and $4,585, respectively.  For lease intangibles not held for sale at December 31, 2013, the estimated amortization expense is $34,569, the estimated decrease to rental income for above-market leases is $28,696 and the estimated increase to rental income for below-market leases is $5,502 for each of the next five succeeding years.

The Partnership owns a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.  On January 31, 2011, the lease term expired and the tenant returned possession of the property to the owners.  The owners listed the property for lease or sale with a real estate broker in the Albuquerque area.  While the property is vacant, the Partnership is responsible for its share of real estate taxes and other costs associated with maintaining the property.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

Based on its long-lived asset valuation analysis, the Partnership determined the HomeTown Buffet restaurant was impaired.  As a result, in the fourth quarter of 2013, a charge to continuing operations for real estate impairment of $61,002 was recognized, which was the difference between the carrying value at December 31, 2013 of $336,002 and the estimated fair value of $275,000.  The charge was recorded against the cost of the land and building.

For properties owned as of December 31, 2013, the minimum future rent payments required by the leases are as follows:
2014	$1,371,420
2015	1,371,420
2016	1,377,338
2017	1,318,511
2018	847,292
Thereafter	2,734,783
$9,020,764

There were no contingent rents recognized in 2013 and 2012.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2013	2012

Red Robin West, Inc.	Restaurant	$341,250	$325,000
Staples the Office Superstore East, Inc.	Retail	308,315	308,315
Sterling Jewelers Inc.	Retail	185,406	185,406
KinderCare Learning Centers LLC	Retail	161,684	154,335
Aggregate rental income of major tenants		$996,655	$973,056
Aggregate rental income of major tenants as a percentage of total rental income		69%	64%

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
DECEMBER 31, 2013 AND 2012

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

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $39,987.  Based on its long-lived asset valuation analysis, the Partnership determined the property was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $413,477 was recognized, which was the difference between the carrying value at December 31, 2012 of $1,146,477 and the estimated fair value of $733,000.

On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property is vacant, the Partnership is responsible for its 44% share of real estate taxes and other costs associated with maintaining the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $85,000 to decrease the carrying value to the estimated fair value of $648,000 as of December 31, 2013.  The charge was recorded against the cost of the land and building.  Even if the property is leased to a new tenant, the Partnership anticipates that it will sell the property within the next 12 months.

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
DECEMBER 31, 2013 AND 2012

(6)  Discontinued Operations – (Continued)

In September 2013, the Partnership decided to sell the Royal Buffet restaurant and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Partnership determined the Royal Buffet restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $322,868 was recognized, which was the difference between the carrying value at September 30, 2013 of $642,868 and the estimated fair value of $320,000.  The charge was recorded against the cost of the land and building.  On December 20, 2013, the Partnership sold the property to an unrelated third party.  The Partnership received net sale proceeds of $339,514, which resulted in a net gain of $19,514.

On August 2, 2013, the Partnership sold its 40% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,869,225, which resulted in a net gain of $504,826.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.

Subsequent to December 31, 2013, the Partnership sold 4.4006% of the Applebee’s restaurant in Sandusky, Ohio to an unrelated third party.  The Partnership received net sale proceeds of approximately $163,000, which resulted in a net gain of approximately $64,700.  The cost and related accumulated depreciation of the interest sold was $124,874 and $26,538, respectively.  The Partnership is attempting to sell its remaining 40.5994% interest in the property.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2013	2012

Rental Income	$251,493	$404,321
Property Management Expenses	(44,289)	(40,886)
Depreciation	(60,195)	(125,094)
Real Estate Impairment	(407,868)	(413,477)
Gain on Disposal of Real Estate	524,340	430,939
Income from Discontinued Operations	$263,481	$255,803

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(7)  Partners’ Capital

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $1,198,804 and $1,270,109, respectively.  The Limited Partners received distributions of $1,186,817 and $1,257,408 and the General Partners received distributions of $11,987 and $12,701 for the years, respectively.  The Limited Partners' distributions represented $55.29 and $57.97 per Limited Partnership Unit outstanding using 21,464 and 21,692 weighted average Units in 2013 and 2012, respectively.  The distributions represented $29.84 and $23.82 per Unit of Net Income and $25.45 and $34.15 per Unit of return of capital in 2013 and 2012, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $209,872 and $296,237 in 2013 and 2012, respectively.  The Limited Partners received distributions of $207,773 and $293,275 and the General Partners received distributions of $2,099 and $2,962 for the years, respectively.  The Limited Partners’ distributions represented $9.70 and $13.55 per Unit for the years, respectively.

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

During 2013, 24 Limited Partners redeemed a total of 192.49 Partnership Units for $159,768 in accordance with the Partnership Agreement.  During 2012, 18 Limited Partners redeemed a total of 226.37 Partnership Units for $182,518.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,614 and $1,844 in 2013 and 2012, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2013	2012

Net Income for Financial Reporting Purposes	$815,592	$711,478

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	39,952	64,662

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(29,432)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	53,703

Real Estate Impairment Loss Not Recognized for Tax Purposes	468,870	413,477

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(960,226)	(56,154)
Taxable Income to Partners	$364,188	$1,157,734

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2013	2012

Partners' Capital for Financial Reporting Purposes	$13,760,784	$14,305,378

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,224,971	1,676,375

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	39,562	39,561

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	8,934	8,935

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$18,305,524	$19,301,522

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 69, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2014.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 54, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2014.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2013.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2013 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2014:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2013 and 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2013, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2013.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2013

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$994,544

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,076,473

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$909,802

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$309,037

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$44,711

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$17,925	$17,309
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,925	$17,309

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay PLLP in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

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

10.3
Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

10.4
Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Income & Growth Fund 24 LLC and PRECO II CRIC LLC relating to the Property at 5503 Milan Road, Sandusky, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14, 2004).

10.5
Assignment and Assumption of Purchase and Sale Agreement dated May 6, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 29, 2009).

10.6
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

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 28, 2014	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2014
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2014
Patrick W. Keene	(Principal Accounting Officer)