Form 10-Q
period 2014-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2014-05-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2014 and December 31, 2013	3

	Statements for the Three Months ended March 31, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$2,601,031	$2,414,005

Real Estate Held for Investment:
Land	3,788,830	3,788,830
Buildings and Equipment	8,149,958	8,149,958
Acquired Intangible Lease Assets	703,997	703,997
Real Estate Investments, at cost	12,642,785	12,642,785
Accumulated Depreciation and Amortization	(2,573,322)	(2,489,448)
Real Estate Held for Investment, Net	10,069,463	10,153,337
Real Estate Held for Sale	1,555,237	1,653,573
Total Real Estate	11,624,700	11,806,910
Total Assets	$14,225,731	$14,220,915

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$75,932	$74,979
Distributions Payable	297,472	299,700
Unearned Rent	76,143	13,474
Total Current Liabilities	449,547	388,153
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	70,602	71,978

Partners’ Capital:
General Partners	4,581	5,133
Limited Partners – 24,000 Units authorized; 21,367 Units issued and outstanding	13,701,001	13,755,651
Total Partners' Capital	13,705,582	13,760,784
Total Liabilities and Partners' Capital	$14,225,731	$14,220,915

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended March 31
	2014	2013

Rental Income	$298,963	$298,963

Expenses:
Partnership Administration – Affiliates	56,787	58,996
Partnership Administration and Property Management – Unrelated Parties	17,367	14,957
Depreciation and Amortization	76,700	76,700
Total Expenses	150,854	150,653

Operating Income	148,109	148,310

Other Income:
Interest Income	1,739	270

Income from Continuing Operations	149,848	148,580

Income from Discontinued Operations	92,422	55,078

Net Income	$242,270	$203,658

Net Income Allocated:
General Partners	$2,423	$2,037
Limited Partners	239,847	201,621
Total	$242,270	$203,658

Income per Limited Partnership Unit:
Continuing Operations	$6.94	$6.82
Discontinued Operations	4.29	2.53
Total – Basic and Diluted	$11.23	$9.35

Weighted Average Units Outstanding – Basic and Diluted	21,367	21,560

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities:
Net Income	$242,270	$203,658

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	82,498	105,819
Gain on Sale of Real Estate	(63,797)	0
(Increase) Decrease in Receivables	0	1,843
Increase (Decrease) in Payable to AEI Fund Management, Inc.	953	16,822
Increase (Decrease) in Unearned Rent	62,669	(4,935)
Total Adjustments	82,323	119,549
Net Cash Provided By Operating Activities	324,593	323,207

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	162,133	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(299,700)	(299,696)

Net Increase (Decrease) in Cash	187,026	23,511

Cash, beginning of period	2,414,005	458,643

Cash, end of period	$2,601,031	$482,154

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,274	$14,301,104	$14,305,378	21,559.91

Distributions Declared	(2,997)	(296,699)	(299,696)

Net Income	2,037	201,621	203,658

Balance, March 31, 2013	$3,314	$14,206,026	$14,209,340	21,559.91

Balance, December 31, 2013	$5,133	$13,755,651	$13,760,784	21,367.42

Distributions Declared	(2,975)	(294,497)	(297,472)

Net Income	2,423	239,847	242,270

Balance, March 31, 2014	$4,581	$13,701,001	$13,705,582	21,367.42

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

In December 2008, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 months.  On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.  The Managing General Partner anticipates mailing a proxy statement in May 2014 asking the Limited Partners to vote on these two proposals.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3) Recently Adopted Accounting Standards -

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The disposal of a component must represent a strategic shift that will have a major effect on the Partnership’s operations and financial results in order to be reported as discontinued operations, and require certain additional interim and annual disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

(4)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2014 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(5)  Real Estate Held for Investment –

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

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations –

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

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $85,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $733,000 and the estimated fair value of $648,000.  The charge was recorded against the cost of the land and building.

In April 2014, the Partnership and the other co-owners of the Champps property received a non-binding letter of intent for the purchase of the property from an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $718,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

In September 2013, the Partnership decided to sell the Royal Buffet restaurant in Colorado Springs, Colorado and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Partnership determined the Royal Buffet restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $322,868 was recognized, which was the difference between the carrying value at September 30, 2013 of $642,868 and the estimated fair value of $320,000.  The charge was recorded against the cost of the land and building.  On December 20, 2013, the Partnership sold the property to an unrelated third party.  The Partnership received net sale proceeds of $339,514, which resulted in a net gain of $19,514.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

On February 26, 2014, the Partnership sold 4.4006% of the Applebee’s restaurant in Sandusky, Ohio to an unrelated third party.  The Partnership received net sale proceeds of $162,133, which resulted in a net gain of $63,797.  The cost and related accumulated depreciation of the interest sold was $124,874 and $26,538, respectively.

Subsequent to March 31, 2014, the Partnership sold an additional 8.2855% of the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $304,000, which resulted in a net gain of approximately $118,900.  The cost and related accumulated depreciation of the interests sold was $235,113 and $49,965, respectively.  The Partnership is attempting to sell its remaining 32.3139% interest in the property.  At March 31, 2014 and December 31 ,2013, the property was classified as Real Estate Held for Sale with a carrying value of $907,237 and $1,005,573, respectively.

During the first three months of 2014, the Partnership distributed net sale proceeds of $36,501.  The Limited Partners received distributions of $36,136 and the General Partners received distributions of $365 for the period.  The Limited Partners’ distributions represented $1.69 per Unit for the period.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2014	2013

Rental Income	$33,748	$90,110
Property Management Expenses	(5,123)	(11,711)
Depreciation	0	(23,321)
Gain on Disposal of Real Estate	63,797	0
Income from Discontinued Operations	$92,422	$55,078

	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$28,625	$55,078
Investing Activities	$162,133	$0

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)  Fair Value Measurements –

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

At March 31, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

The Champps restaurant in Utica, Michigan, with a carrying amount of $733,000 at December 31, 2013, was written down to its estimated fair value of $648,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $85,000 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

The HomeTown Buffet restaurant in Albuquerque, New Mexico, with a carrying amount of $336,002 at December 31, 2013, was written down to its estimated fair value of $275,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $61,002 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, the Partnership recognized rental income from continuing operations of $298,963 for both periods.  Based on the scheduled rent for the properties owned as of April 30, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $1,196,000 in 2014.

For the three months ended March 31, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $56,787 and $58,996, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,367 and $14,957, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the three months ended March 31, 2014 and 2013, the Partnership recognized interest income of $1,739 and $270, respectively.  In 2014, interest income increased primarily due to the Partnership having more money invested in a money market account due to two property sales in 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2014, the Partnership recognized income from discontinued operations of $92,422, representing rental income less property management expenses of $28,625 and gain on disposal of real estate of $63,797.  For the three months ended March 31, 2013, the Partnership recognized income from discontinued operations of $55,078, representing rental income less property management expenses and depreciation.

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

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $85,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $733,000 and the estimated fair value of $648,000.  The charge was recorded against the cost of the land and building.

In April 2014, the Partnership and the other co-owners of the Champps property received a non-binding letter of intent for the purchase of the property from an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $718,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In September 2013, the Partnership decided to sell the Royal Buffet restaurant in Colorado Springs, Colorado and classified it as Real Estate Held for Sale.  Based on its long-lived asset valuation analysis, the Partnership determined the Royal Buffet restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $322,868 was recognized, which was the difference between the carrying value at September 30, 2013 of $642,868 and the estimated fair value of $320,000.  The charge was recorded against the cost of the land and building.  On December 20, 2013, the Partnership sold the property to an unrelated third party.  The Partnership received net sale proceeds of $339,514, which resulted in a net gain of $19,514.

On August 2, 2013, the Partnership sold its 40% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,869,225, which resulted in a net gain of $504,826.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.

On February 26, 2014, the Partnership sold 4.4006% of the Applebee’s restaurant in Sandusky, Ohio to an unrelated third party.  The Partnership received net sale proceeds of $162,133, which resulted in a net gain of $63,797.  The cost and related accumulated depreciation of the interest sold was $124,874 and $26,538, respectively.

Subsequent to March 31, 2014, the Partnership sold an additional 8.2855% of the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $304,000, which resulted in a net gain of approximately $118,900.  The cost and related accumulated depreciation of the interests sold was $235,113 and $49,965, respectively.  The Partnership is attempting to sell its remaining 32.3139% interest in the property.  At March 31, 2014 and December 31 ,2013, the property was classified as Real Estate Held for Sale with a carrying value of $907,237 and $1,005,573, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Partnership's cash balances increased $187,026 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2013, the Partnership's cash balances increased $23,511 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $323,207 in 2013 to $324,593 in 2014 as a result of a decrease in Partnership administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2014.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2014, the Partnership generated cash flow from the sale of real estate of $162,133.

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

For the three months ended March 31, 2014 and 2013, the Partnership declared distributions of $297,472 and $299,696, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $294,497 and $296,699 and the General Partners received distributions of $2,975 and $2,997 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $36,501 in 2014.  The Limited Partners received distributions of $36,136 and the General Partners received distributions of $365 for the period.  The Limited Partners’ distributions represented $1.69 per Unit for the period.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2014 and 2013, the Partnership did not redeem any Units from the Limited Partners.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2014	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)