Form 10-Q
period 2014-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2014-08-13
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2014 and December 31, 2013	3

	Statements for the Periods ended June 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		22

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$3,439,541	$2,414,005

Real Estate Held for Investment:
Land	3,788,830	3,788,830
Buildings and Equipment	8,149,958	8,149,958
Acquired Intangible Lease Assets	703,997	703,997
Real Estate Investments, at cost	12,642,785	12,642,785
Accumulated Depreciation and Amortization	(2,657,196)	(2,489,448)
Real Estate Held for Investment, Net	9,985,589	10,153,337
Real Estate Held for Sale	901,463	1,653,573
Total Real Estate	10,887,052	11,806,910
Total Assets	$14,326,593	$14,220,915

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$87,801	$74,979
Distributions Payable	297,469	299,700
Unearned Rent	76,143	13,474
Total Current Liabilities	461,413	388,153
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	69,226	71,978

Partners’ Capital:
General Partners	5,485	5,133
Limited Partners – 24,000 Units authorized; 21,155 and 21,367 Units issued and outstanding as of 6/30/14 and 12/31/13, respectively	13,790,469	13,755,651
Total Partners' Capital	13,795,954	13,760,784
Total Liabilities and Partners' Capital	$14,326,593	$14,220,915

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$298,962	$298,962	$597,925	$597,925

Expenses:
Partnership Administration – Affiliates	64,196	55,553	120,983	114,549
Partnership Administration and Property Management – Unrelated Parties	27,453	22,449	44,820	37,406
Depreciation and Amortization	76,700	76,700	153,400	153,400
Total Expenses	168,349	154,702	319,203	305,355

Operating Income	130,613	144,260	278,722	292,570

Other Income:
Interest Income	2,033	185	3,772	455

Income from Continuing Operations	132,646	144,445	282,494	293,025

Income from Discontinued Operations	423,253	45,335	515,675	100,413

Net Income	$555,899	$189,780	$798,169	$393,438

Net Income Allocated:
General Partners	$5,559	$1,897	$7,982	$3,934
Limited Partners	550,340	187,883	790,187	389,504
Total	$555,899	$189,780	$798,169	$393,438

Income per Limited Partnership Unit:
Continuing Operations	$6.21	$6.66	$13.15	$13.49
Discontinued Operations	19.80	2.09	24.02	4.62
Total – Basic and Diluted	$26.01	$8.75	$37.17	$18.11

Weighted Average Units Outstanding – Basic and Diluted	21,155	21,465	21,261	21,512

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$798,169	$393,438

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	164,996	211,637
Gain on Sale of Real Estate	(479,111)	0
(Increase) Decrease in Receivables	0	1,843
Increase (Decrease) in Payable to AEI Fund Management, Inc.	12,822	(69,394)
Increase (Decrease) in Unearned Rent	62,669	20,758
Total Adjustments	(238,624)	164,844
Net Cash Provided By Operating Activities	559,545	558,282

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,231,221	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(597,173)	(599,392)
Redemption Payments	(168,057)	(79,194)
Net Cash Used For Financing Activities	(765,230)	(678,586)

Net Increase (Decrease) in Cash	1,025,536	(120,304)

Cash, beginning of period	2,414,005	458,643

Cash, end of period	$3,439,541	$338,339

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,274	$14,301,104	$14,305,378	21,559.91

Distributions Declared	(5,993)	(593,407)	(599,400)

Redemption Payments	(792)	(78,402)	(79,194)	(95.13)

Net Income	3,934	389,504	393,438

Balance, June 30, 2013	$1,423	$14,018,799	$14,020,222	21,464.78

Balance, December 31, 2013	$5,133	$13,755,651	$13,760,784	21,367.42

Distributions Declared	(5,950)	(588,992)	(594,942)

Redemption Payments	(1,680)	(166,377)	(168,057)	(212.56)

Net Income	7,982	790,187	798,169

Balance, June 30, 2014	$5,485	$13,790,469	$13,795,954	21,154.86

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(2)  Organization – (Continued)

In December 2008, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 to 36 months.  Approval of either proposal requires the affirmative vote of holders of a majority of the outstanding units.  On July 22, 2014, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

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

In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $705,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

During the first six months of 2014, the Partnership sold 33.6574% of the Applebee’s restaurant in Sandusky, Ohio, in six separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,231,221, which resulted in a net gain of $479,111.  The cost and related accumulated depreciation of the interests sold was $955,079 and $202,969, respectively.

Subsequent to June 30, 2014, the Partnership sold its remaining 11.3426% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $412,000, which resulted in a net gain of approximately $158,500.  The cost and related accumulated depreciation of the interests sold was $321,864 and $68,401, respectively.  At June 30, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $253,463 and $1,005,573, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

During the first six months of 2014 and 2013, the Partnership distributed net sale proceeds of $278,943 and $26,984, respectively.  The Limited Partners received distributions of $276,154 and $26,714 and the General Partners received distributions of $2,789 and $270 for the periods, respectively.  The Limited Partners’ distributions represented $13.04 and $1.24 per Unit for the periods, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$17,144	$77,211	$50,892	$167,321
Property Management Expenses	(9,205)	(8,556)	(14,328)	(20,267)
Depreciation	0	(23,320)	0	(46,641)
Gain on Disposal of Real Estate	415,314	0	479,111	0
Income from Discontinued Operations	$423,253	$45,335	$515,675	$100,413

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$7,939	$68,655	$36,564	$147,054
Investing Activities	$1,069,088	$0	$1,231,221	$0

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

At June 30, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

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

Results of Operations

For the six months ended June 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $597,925 for both periods.  Based on the scheduled rent for the properties owned as of July 31, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $1,196,000 in 2014.

For the six months ended June 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $120,983 and $114,549, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,820 and $37,406, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the six months ended June 30, 2014 and 2013, the Partnership recognized interest income of $3,772 and $455, respectively.  In 2014, interest income increased primarily due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2014, the Partnership recognized income from discontinued operations of $515,675, representing rental income less property management expenses of $36,564 and gain on disposal of real estate of $479,111.  For the six months ended June 30, 2013, the Partnership recognized income from discontinued operations of $100,413, representing rental income less property management expenses and depreciation.

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

In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $705,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

During the first six months of 2014, the Partnership sold 33.6574% of the Applebee’s restaurant in Sandusky, Ohio, in six separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,231,221, which resulted in a net gain of $479,111.  The cost and related accumulated depreciation of the interests sold was $955,079 and $202,969, respectively.

Subsequent to June 30, 2014, the Partnership sold its remaining 11.3426% interest in the Applebee’s restaurant in Sandusky, Ohio, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $412,000, which resulted in a net gain of approximately $158,500.  The cost and related accumulated depreciation of the interests sold was $321,864 and $68,401, respectively.  At June 30, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $253,463 and $1,005,573, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Partnership's cash balances increased $1,025,536 as a result of cash generated from the sale of property, which was partially offset by cash used for distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2013, the Partnership's cash balances decreased $120,304 as a result of cash used for distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $558,282 in 2013 to $559,545 in 2014 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2014, the Partnership generated cash flow from the sale of real estate of $1,231,221.

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

For the six months ended June 30, 2014 and 2013, the Partnership declared distributions of $594,942 and $599,400, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $588,992 and $593,407 and the General Partners received distributions of $5,950 and $5,993 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $278,943 and $26,984 in 2014 and 2013, respectively.  The Limited Partners received distributions of $276,154 and $26,714 and the General Partners received distributions of $2,789 and $270 for the periods, respectively.  The Limited Partners’ distributions represented $13.04 and $1.24 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2014, thirteen Limited Partners redeemed a total of 212.56 Partnership Units for $166,377 in accordance with the Partnership Agreement.  On April 1, 2013, fourteen Limited Partners redeemed a total of 95.13 Partnership Units for $78,402.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,680 and $792 in 2014 and 2013, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/14 to 4/30/14	212.56	$782.72	2,845.14(1)	(2)

5/1/14 to 5/31/14	--	--	--	--

6/1/14 to 6/30/14	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2014	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)