Form 10-Q
period 2014-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2014-11-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2014 and December 31, 2013	3

	Statements for the Periods ended September 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$4,444,766	$2,414,005

Real Estate Held for Investment:
Land	3,788,830	3,788,830
Buildings and Equipment	8,149,958	8,149,958
Acquired Intangible Lease Assets	703,997	703,997
Real Estate Investments, at cost	12,642,785	12,642,785
Accumulated Depreciation and Amortization	(2,741,070)	(2,489,448)
Real Estate Held for Investment, Net	9,901,715	10,153,337
Real Estate Held for Sale	0	1,653,573
Total Real Estate	9,901,715	11,806,910
Total Assets	$14,346,481	$14,220,915

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$68,813	$74,979
Distributions Payable	297,469	299,700
Unearned Rent	50,450	13,474
Total Current Liabilities	416,732	388,153
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	67,850	71,978

Partners’ Capital:
General Partners	6,939	5,133
Limited Partners – 24,000 Units authorized; 21,155 and 21,367 Units issued and outstanding as of 9/30/14 and 12/31/13, respectively	13,854,960	13,755,651
Total Partners' Capital	13,861,899	13,760,784
Total Liabilities and Partners' Capital	$14,346,481	$14,220,915

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$298,963	$298,963	$896,888	$896,888

Expenses:
Partnership Administration – Affiliates	56,343	55,431	177,326	169,120
Partnership Administration and Property Management – Unrelated Parties	13,550	12,419	58,370	50,685
Depreciation and Amortization	76,700	76,702	230,100	230,100
Total Expenses	146,593	144,552	465,796	449,905

Operating Income	152,370	154,411	431,092	446,983

Other Income:
Interest Income	2,966	1,079	6,738	1,534

Income from Continuing Operations	155,336	155,490	437,830	448,517

Income from Discontinued Operations	208,078	205,923	723,753	306,334

Net Income	$363,414	$361,413	$1,161,583	$754,851

Net Income Allocated:
General Partners	$4,429	$6,560	$12,411	$10,494
Limited Partners	358,985	354,853	1,149,172	744,357
Total	$363,414	$361,413	$1,161,583	$754,851

Income per Limited Partnership Unit:
Continuing Operations	$7.27	$7.17	$20.42	$20.66
Discontinued Operations	9.70	9.36	33.72	13.97
Total – Basic and Diluted	$16.97	$16.53	$54.14	$34.63

Weighted Average Units Outstanding – Basic and Diluted	21,155	21,465	21,226	21,496

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$1,161,583	$754,851

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	247,494	307,689
Real Estate Impairment	0	322,868
Gain on Sale of Real Estate	(694,807)	(504,826)
(Increase) Decrease in Receivables	0	1,843
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(6,166)	(22,474)
Increase (Decrease) in Unearned Rent	36,976	62,669
Total Adjustments	(416,503)	167,769
Net Cash Provided By Operating Activities	745,080	922,620

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,348,380	1,869,225

Cash Flows from Financing Activities:
Distributions Paid to Partners	(894,642)	(899,096)
Redemption Payments	(168,057)	(79,194)
Net Cash Used For Financing Activities	(1,062,699)	(978,290)

Net Increase (Decrease) in Cash	2,030,761	1,813,555

Cash, beginning of period	2,414,005	458,643

Cash, end of period	$4,444,766	$2,272,198

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,274	$14,301,104	$14,305,378	21,559.91

Distributions Declared	(8,990)	(890,114)	(899,104)

Redemption Payments	(792)	(78,402)	(79,194)	(95.13)

Net Income	10,494	744,357	754,851

Balance, September 30, 2013	$4,986	$14,076,945	$14,081,931	21,464.78

Balance, December 31, 2013	$5,133	$13,755,651	$13,760,784	21,367.42

Distributions Declared	(8,925)	(883,486)	(892,411)

Redemption Payments	(1,680)	(166,377)	(168,057)	(212.56)

Net Income	12,411	1,149,172	1,161,583

Balance, September 30, 2014	$6,939	$13,854,960	$13,861,899	21,154.86

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

(4)  Real Estate Held for Investment –

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations –

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $39,987.  On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property was vacant, the Partnership was responsible for its 44% share of real estate taxes and other costs associated with maintaining the property.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $85,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $733,000 and the estimated fair value of $648,000.  The charge was recorded against the cost of the land and building.  In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  On August 25, 2014, the sale closed with the Partnership receiving net sales proceeds of $704,398, which resulted in a net gain of $56,398.

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

On August 2, 2013, the Partnership sold its 40% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,869,225 which resulted in a net gain of $504,826.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

During the first nine months of 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,643,982, which resulted in a net gain of $638,409.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

During the first nine months of 2014 and 2013, the Partnership distributed net sale proceeds of $346,197 and $97,716, respectively.  The Limited Partners received distributions of $342,735 and $96,739 and the General Partners received distributions of $3,462 and $977 for the periods, respectively.  The Limited Partners’ distributions represented $16.19 and $4.50 per Unit for the periods, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$287	$46,732	$51,179	$214,053
Property Management Expenses	(7,905)	(9,215)	(22,233)	(29,482)
Depreciation	0	(13,552)	0	(60,195)
Real Estate Impairment	0	(322,868)	0	(322,868)
Gain on Disposal of Real Estate	215,696	504,826	694,807	504,826
Income from Discontinued Operations	$208,078	$205,923	$723,753	$306,334

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(7,618)	$37,517	$28,946	$184,571
Investing Activities	$1,117,159	$1,869,225	$2,348,380	$1,869,225

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

At September 30, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2014 and 2013.

The Champps restaurant in Utica, Michigan, with a carrying amount of $733,000 at December 31, 2013, was written down to its estimated fair value of $648,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $85,000 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.  The property was sold on August 25, 2014.

The Royal Buffet restaurant in Colorado Springs, Colorado, with a carrying amount of $642,868 at September 30, 2013, was written down to its estimated fair value of $320,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $322,868 was included in earnings for the third quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.  The property was sold on December 20, 2013.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the nine months ended September 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $896,888 for both periods.  Based on the scheduled rent for the properties as of October 31, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $1,247,000 and $1,196,000 in 2014 and 2015, respectively.

For the nine months ended September 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $177,326 and $169,120, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $58,370 and $50,685, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the nine months ended September 30, 2014 and 2013, the Partnership recognized interest income of $6,738 and $1,534, respectively.  In 2014, interest income increased primarily due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2014, the Partnership recognized income from discontinued operations of $723,753, representing rental income less property management expenses of $28,946 and gain on disposal of real estate of $694,807.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $306,334, representing rental income less property management expenses and depreciation of $124,376 and gain on disposal of real estate of $504,826, which were partially offset by a real estate impairment of $322,868.

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $39,987.  On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property was vacant, the Partnership was responsible for its 44% share of real estate taxes and other costs associated with maintaining the property.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $85,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $733,000 and the estimated fair value of $648,000.  The charge was recorded against the cost of the land and building.  In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  On August 25, 2014, the sale closed with the Partnership receiving net sales proceeds of $704,398, which resulted in a net gain of $56,398.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On August 2, 2013, the Partnership sold its 40% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,869,225, which resulted in a net gain of $504,826.  At the time of sale, the cost and related accumulated depreciation was $1,470,224 and $105,825, respectively.

During the first nine months of 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,643,982, which resulted in a net gain of $638,409.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014 and 2013, the Partnership's cash balances increased $2,030,761 and $1,813,555, respectively, as a result of cash generated from the sale of property, which was partially offset by cash used for distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $922,620 in 2013 to $745,080 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in Partnership administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2014 and 2013, the Partnership generated cash flow from the sale of real estate of $2,348,380 and $1,869,225, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2014 and 2013, the Partnership declared distributions of $892,411 and $899,104, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $883,486 and $890,114 and the General Partners received distributions of $8,925 and $8,990 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $346,197 and $97,716 in 2014 and 2013, respectively.  The Limited Partners received distributions of $342,735 and $96,739 and the General Partners received distributions of $3,462 and $977 for the periods, respectively.  The Limited Partners’ distributions represented $16.19 and $4.50 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2014	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)