Form 10-K
period 2014-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2015-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2014

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
☐ Yes    ☒ No

As of June 30, 2014, there were 21,126.861 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,126,861.

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

ITEM 1.  BUSINESS.  (Continued)

In December 2008, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 to 36 months.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On July 22, 2014, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

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

Property Activity During the Last Three Years

As of December 31, 2011, the Partnership owned a significant interest in ten properties and a minor interest in one property with a total cost of $16,701,188.  During the years ended December 31, 2012, 2013 and 2014, the Partnership sold six property interests and received net sale proceeds of $1,571,107, $2,208,739 and $2,362,480, which resulted in net gains of $430,939, $524,340 and $708,907, respectively.  During 2012 and 2014, the Partnership expended $2,750,400 and $2,360,000, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2014, the Partnership owned a significant interest in eight properties with a total cost of $14,920,720.

ITEM 1.  BUSINESS.  (Continued)

Major Tenants

During 2014, four tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 79% of total rental income in 2014.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2015.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2014.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

HomeTown Buffet Restaurant Albuquerque, NM (40.1354%)	9/30/93	$531,331		(1)

Red Robin Restaurant Colorado Springs, CO	2/24/94	$2,229,190		Red Robin West, Inc.	$341,250	$46.88

KinderCare Daycare Center Mayfield Heights, OH	6/14/02	$1,407,058		KinderCare Learning Centers, Inc.	$161,684	$18.99

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$185,406	$63.83

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(2)	Staples the Office Superstore East, Inc.	$308,315	$23.00

Tractor Supply Company Store Starkville, MS (47%)	2/23/12	$1,339,500	(2)	Tractor Supply Company	$102,462	$11.51

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(2)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

Fresenius Medical Center			Bio-Medical Applications
Green, OH	12/3/14	$2,360,000	(2)	of Ohio, Inc.	$163,184	$15.50

(1)  The property is vacant and listed for lease or sale.
(2)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties:  Jared Jewelry store (AEI Income & Growth Fund XXI Limited Partnership); Staples store (AEI Income & Growth Fund 27 LLC) and Tractor Supply Company store (AEI Income & Growth Fund 26 LLC).  The remaining interests in the HomeTown Buffet restaurant are owned by unrelated third parties.

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Partnership's percentage share of the properties' land, building, liabilities, revenues and expenses.

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

At December 31, 2014, all properties listed above were 100% occupied. The only exception is the HomeTown Buffet restaurant in Albuquerque, New Mexico that became vacant on January 31, 2011 when the lease term expired.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2014, there were 1,410 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $11,899 and $11,987 were made to the General Partners and $1,177,992 and $1,186,817 were made to the Limited Partners for 2014 and 2013, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $511,726 and $207,773 in 2014 and 2013, respectively.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year.  The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement.  Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/14 to 10/31/14	168.04	$719.58	3,013.18(1)	(2)

11/1/14 to 11/30/14	--	--	--	--

12/1/14 to 12/31/14	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2014 and 2013, the Partnership recognized rental income from continuing operations of $1,208,569 and $1,195,849, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2014.  Based on the scheduled rent for the properties as of February 28, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,361,000 in 2015.

For the years ended December 31, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $232,842 and $221,968, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $74,106 and $57,008, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2014, the Partnership incurred property acquisition expenses of $83,428 related to the purchase of the Fresenius Medical Center in Green, Ohio.

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

For the years ended December 31, 2014 and 2013, the Partnership recognized interest income of $9,335 and $3,044, respectively.  In 2014, interest income increased primarily due to the Partnership having more money invested in a money market account due to property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2014, the Partnership recognized income from discontinued operations of $737,948, representing rental income less property management expenses of $29,041 and gain on disposal of real estate of $708,907.  For the year ended December 31, 2013, the Partnership recognized income from discontinued operations of $263,481, representing rental income less property management expenses and depreciation of $147,009 and gain on disposal of real estate of $524,340, which were partially offset by real estate impairments of $407,868.

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

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

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

Liquidity and Capital Resources

During the year ended December 31, 2014, the Partnership's cash balances decreased $583,850 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the year ended December 31, 2013, the Partnership's cash balances increased $1,955,362 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,106,805 in 2013 to $895,976 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in Partnership administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $83,428 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales,

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2014 and 2013, the Partnership generated cash flow from the sale of real estate of $2,362,480 and $2,208,739, respectively.  During the year ended December 31, 2014, the Partnership expended $2,360,000 to invest in real properties as the Partnership reinvested cash generated from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On December 3, 2014, the Partnership purchased a Fresenius Medical Center in Green, Ohio for $2,360,000.  The property is leased to Bio-Medical Applications of Ohio, Inc., a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 10.2 years (as of the date of purchase) and annual rent of $163,184.

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  If the DST offering is completed, the Partnership expects to receive net proceeds of approximately $1,626,000.

The Partnership's primary use of cash flow, other than investment in real estate, is distribution payments to Partners and cash used to repurchase Units.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.  The Partnership may repurchase tendered Units on April 1st and October 1st of each year subject to limitations.

For the years ended December 31, 2014 and 2013, the Partnership declared distributions of $1,189,891 and $1,198,804, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,177,992 and $1,186,817 and the General Partners received distributions of $11,899 and $11,987 for the years, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $516,895 and $209,872 in 2014 and 2013, respectively.  The Limited Partners received distributions of $511,726 and $207,773 and the General Partners received distributions of $5,169 and $2,099 for the years, respectively.  The Limited Partners’ distributions represented $24.24 and $9.70 per Unit for the years, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

During 2014, the Partnership repurchased a total of 380.60 Units for $287,294 from 33 Limited Partners in accordance with the Partnership Agreement.  During 2013, the Partnership repurchased a total of 192.49 Units for $159,768 from 24 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 2,440.09 Units for $1,901,012 from 157 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,902 and $1,614 in 2014 and 2013, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2014 and 2013	18

Statements for the Years Ended December 31, 2014 and 2013:

Income	19

Cash Flows	20

Changes in Partners’ Capital	21

Notes to Financial Statements	22 – 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2014 and 2013, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 27, 2015

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2014	2013
Current Assets:
Cash	$1,830,155	$2,414,005

Real Estate Investments:
Land	4,188,830	3,788,830
Buildings	9,867,009	8,149,958
Acquired Intangible Lease Assets	946,946	703,997
Real Estate Held for Investment, at cost	15,002,785	12,642,785
Accumulated Depreciation and Amortization	(2,829,718)	(2,489,448)
Real Estate Held for Investment, Net	12,173,067	10,153,337
Real Estate Held for Sale	0	1,653,573
Total Real Estate Investments	12,173,067	11,806,910
Total Assets	$14,003,222	$14,220,915

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$91,192	$74,979
Distributions Payable	297,481	299,700
Unearned Rent	13,474	13,474
Total Current Liabilities	402,147	388,153
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	66,476	71,978

Partners’ Capital:
General Partners	7,047	5,133
Limited Partners – 24,000 Units authorized; 20,987 and 21,367 Units issued and outstanding as of December 31, 2014 and 2013, respectively	13,527,552	13,755,651
Total Partners' Capital	13,534,599	13,760,784
Total Liabilities and Partners' Capital	$14,003,222	$14,220,915

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013

Rental Income	$1,208,569	$1,195,849

Expenses:
Partnership Administration – Affiliates	232,842	221,968
Partnership Administration and Property Management – Unrelated Parties	74,106	57,008
Property Acquisition	83,428	0
Depreciation and Amortization	311,574	306,804
Real Estate Impairment	0	61,002
Total Expenses	701,950	646,782

Operating Income	506,619	549,067

Other Income:
Interest Income	9,335	3,044

Income from Continuing Operations	515,954	552,111

Income from Discontinued Operations	737,948	263,481

Net Income	$1,253,902	$815,592

Net Income Allocated:
General Partners	$16,715	$14,460
Limited Partners	1,237,187	801,132
Total	$1,253,902	$815,592

Income per Limited Partnership Unit:
Continuing Operations	$24.13	$25.47
Discontinued Operations	34.32	11.85
Total – Basic and Diluted	$58.45	$37.32

Weighted Average Units Outstanding – Basic and Diluted	21,166	21,464

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013

Cash Flows from Operating Activities:
Net Income	$1,253,902	$815,592

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	334,768	390,193
Real Estate Impairment	0	468,870
Gain on Sale of Real Estate	(708,907)	(524,340)
(Increase) Decrease in Receivables	0	1,843
Increase (Decrease) in Payable to AEI Fund Management, Inc.	16,213	(45,353)
Total Adjustments	(357,926)	291,213
Net Cash Provided By Operating Activities	895,976	1,106,805

Cash Flows from Investing Activities:
Investments in Real Estate	(2,360,000)	0
Proceeds from Sale of Real Estate	2,362,480	2,208,739
Net Cash Provided By Investing Activities	2,480	2,208,739

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,192,110)	(1,198,800)
Repurchase of Partnership Units	(290,196)	(161,382)
Net Cash Used For Financing Activities	(1,482,306)	(1,360,182)

Net Increase (Decrease) in Cash	(583,850)	1,955,362

Cash, beginning of year	2,414,005	458,643

Cash, end of year	$1,830,155	$2,414,005

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,274	14,301,104	14,305,378	21,559.91

Distributions Declared	(11,987)	(1,186,817)	(1,198,804)

Repurchase of Partnership Units	(1,614)	(159,768)	(161,382)	(192.49)

Net Income	14,460	801,132	815,592

Balance, December 31, 2013	5,133	13,755,651	13,760,784	21,367.42

Distributions Declared	(11,899)	(1,177,992)	(1,189,891)

Repurchase of Partnership Units	(2,902)	(287,294)	(290,196)	(380.60)

Net Income	16,715	1,237,187	1,253,902

Balance, December 31, 2014	$7,047	$13,527,552	$13,534,599	20,986.82

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

In December 2008, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On January 9, 2009, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 to 36 months.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On July 22, 2014, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

(2)  Summary of Significant Accounting Policies –

Financial Statement Presentation

The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2011, and with few exceptions, is no longer subject to state tax examinations for tax years before 2011.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

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

For financial reporting purposes, the buildings owned by the Partnership are depreciated using the straight-line method over an estimated useful life of 25 years.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Partnership's percentage share of the properties' land, building, liabilities, revenues and expenses.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2014 and 2013.

Fair Value Measurements

Fair value, as defined by US GAAP, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  US GAAP establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  US GAAP requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.   Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

At December 31, 2014 and 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2014 and 2013.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

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

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2014 and 2013.

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

Recently Adopted Accounting Standards

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
DECEMBER 31, 2014 AND 2013

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store (50% – AEI Income & Growth Fund XXI Limited Partnership); Staples store (70% – AEI Income & Growth Fund 27 LLC); and Tractor Supply Company store (47% – AEI Income & Growth Fund 26 LLC).

The Partnership owned a 40% interest in a Scott & White Clinic.  AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership, owned the remaining 60% interest in this property until the property was sold to an unrelated third party in 2013.  The Partnership owned a 44% interest in a Champps Americana restaurant in Utica, Michigan.  AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties owned the remaining 56% interest in this property until the property was sold to an unrelated third party in 2014.  The Partnership owned a 45% interest in an Applebee’s restaurant in Sandusky, Ohio.  AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 55% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2013 and 2014.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2014	2013

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $2,289 and $2,977 of expenses related to Discontinued Operations in 2014 and 2013, respectively.	$235,131	$224,945

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $19,849 and $41,312 of expenses related to Discontinued Operations in 2014 and 2013, respectively.	$93,955	$98,320

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$83,428	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$66,509	$22,992

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments –

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

The Partnership's properties are commercial, single-tenant buildings.  The HomeTown Buffet restaurant was constructed and acquired in 1993.  The Red Robin restaurant was constructed in 1984 and acquired in 1994.  The KinderCare daycare center was constructed in 1999 and acquired in 2002.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Staples store was constructed in 2008 and acquired in 2009.  The Tractor Supply store and the Family Dollar store were constructed and acquired in 2012.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2014 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

HomeTown Buffet, Albuquerque, NM	$198,032	$272,297	$470,329	$204,975
Red Robin, Colorado Springs, CO	905,980	1,323,210	2,229,190	920,734
KinderCare, Mayfield Heights, OH	289,266	1,117,792	1,407,058	467,302
Jared Jewelry, Hanover, MD	861,052	1,128,053	1,989,105	408,922
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	531,118
Tractor Supply, Starkville, MS	352,500	840,479	1,192,979	80,546
Family Dollar, Mobile, AL	300,000	635,489	935,489	52,075
Fresenius Medical Center, Green, OH	400,000	1,717,051	2,117,051	4,770
	$4,188,830	$9,867,009	$14,055,839	$2,670,442

For the years ended December 31, 2014 and 2013, the Partnership recognized depreciation expense for properties not held for sale of $277,005 and $272,235, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments – (Continued)

On December 3, 2014, the Partnership purchased a Fresenius Medical Center in Green, Ohio for $2,360,000.  The Partnership allocated $242,949 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles.  The Partnership incurred $83,428 of acquisition expenses related to the purchase that were expensed.  The property is leased to Bio-Medical Applications of Ohio, Inc., a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 10.2 years (as of the date of purchase) and annual rent of $163,184.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 121 and 132 months, respectively)	$662,380	$89,927	$419,431	$55,358

Above-Market Lease Intangibles (weighted average life of 90 and 102 months, respectively)	284,566	69,349	284,566	40,653
Acquired Intangible Lease Assets	$946,946	$159,276	$703,997	$96,011

Acquired Below-Market Lease Intangibles (weighted average life of 145 and 157 months, respectively)	$82,065	$15,589	$82,065	$10,087

For the years ended December 31, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $34,569, the decrease to rental income for above-market leases was $28,696 and the increase to rental income for below-market leases was $5,502 for each year.  For lease intangibles not held for sale as of December 31, 2014, the estimated amortization expense is $58,466, the estimated decrease to rental income for above-market leases is $28,696 and the estimated increase to rental income for below-market leases is $5,502 for each of the next five succeeding years.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments – (Continued)

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  If the DST offering is completed, the Partnership expects to receive net proceeds of approximately $1,626,000.

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

For properties owned as of December 31, 2014, the minimum future rent payments required by the leases are as follows:
2015	$1,383,894
2016	1,391,900
2017	1,335,179
2018	864,660
2019	609,837
Thereafter	2,518,630
$8,104,100

There were no contingent rents recognized in 2014 and 2013.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2014	2013

Red Robin West, Inc.	Restaurant	$341,250	$341,250
Staples the Office Superstore East, Inc.	Retail	308,315	308,315
Sterling Jewelers Inc.	Retail	185,405	185,406
KinderCare Learning Centers LLC	Retail	161,684	161,684
Aggregate rental income of major tenants		$996,654	$996,655
Aggregate rental income of major tenants as a percentage of total rental income		79%	69%

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
DECEMBER 31, 2014 AND 2013

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

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,005,573.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2014	2013

Rental Income	$51,179	$251,493
Property Management Expenses	(22,138)	(44,289)
Depreciation	0	(60,195)
Real Estate Impairment	0	(407,868)
Gain on Disposal of Real Estate	708,907	524,340
Income from Discontinued Operations	$737,948	$263,481

	2014	2013

Cash Flows from Discontinued Operations:
Operating Activities	$29,041	$207,204
Investing Activities	$2,362,480	$2,208,739

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(7)  Partners’ Capital –

For the years ended December 31, 2014 and 2013, the Partnership declared distributions of $1,189,891 and $1,198,804, respectively.  The Limited Partners received distributions of $1,177,992 and $1,186,817 and the General Partners received distributions of $11,899 and $11,987 for the years, respectively.  The Limited Partners' distributions represented $55.65 and $55.29 per Limited Partnership Unit outstanding using 21,166 and 21,464 weighted average Units in 2014 and 2013, respectively.  The distributions represented $44.76 and $29.84 per Unit of Net Income and $10.89 and $25.45 per Unit of return of capital in 2014 and 2013, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $516,895 and $209,872 in 2014 and 2013, respectively.  The Limited Partners received distributions of $511,726 and $207,773 and the General Partners received distributions of $5,169 and $2,099 for the years, respectively.  The Limited Partners’ distributions represented $24.24 and $9.70 per Unit for the years, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

During 2014, the Partnership repurchased a total of 380.60 Units for $287,294 from 33 Limited Partners in accordance with the Partnership Agreement.  During 2013, the Partnership repurchased a total of 192.49 Units for $159,768 from 24 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,902 and $1,614 in 2014 and 2013, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2014	2013

Net Income for Financial Reporting Purposes	$1,253,902	$815,592

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	55,013	39,952

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	83,428	0

Real Estate Impairment Loss Not Recognized for Tax Purposes	0	468,870

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(556,243)	(960,226)
Taxable Income to Partners	$836,100	$364,188

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2014	2013

Partners' Capital for Financial Reporting Purposes	$13,534,599	$13,760,784

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	807,169	1,224,971

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	39,562	39,562

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	8,934	8,934

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$17,661,537	$18,305,524

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 45 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 70, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2015.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 55, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2015.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2014.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2014 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2015:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2014 and 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2014, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2014.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2014

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,077,972

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,311,604

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$976,311

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$318,669

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$49,880

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2014 and 2013:

Fee Category	2014	2013

Audit Fees	$18,454	$17,925
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,454	$17,925

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

10.5
Assignment and Assumption of Lease dated May 22, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and Bradford Landing South LLC relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 29, 2009).

10.6
Assignment of Purchase Agreement dated December 1, 2014 between the Partnership and AEI Property Corporation relating to the Property at 1565 Corporate Woods Parkway, Green, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 8, 2014).

10.7
Assignment and Assumption of Lease dated December 3, 2014 between the Partnership and Professional Center Associates, Limited Partnership relating to the Property at 1565 Corporate Woods Parkway, Green, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 8, 2014).

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

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 27, 2015	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 27, 2015
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 27, 2015
Patrick W. Keene	(Principal Accounting Officer)