Form 10-Q
period 2015-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2015-05-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2015 and December 31, 2014	3

	Statements for the Three Months ended March 31, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$2,364,744	$1,830,155
Receivables	20,827	0
Total Current Assets	2,385,571	1,830,155

Real Estate Investments:
Land	3,836,330	4,188,830
Buildings	9,026,530	9,867,009
Acquired Intangible Lease Assets	718,360	946,946
Real Estate Held for Investment, at cost	13,581,220	15,002,785
Accumulated Depreciation and Amortization	(2,799,076)	(2,829,718)
Real Estate Held for Investment, Net	10,782,144	12,173,067
Equity Method Investment	867,143	0
Total Real Estate Investments	11,649,287	12,173,067
Total Assets	$14,034,858	$14,003,222

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$74,430	$91,192
Distributions Payable	290,611	297,481
Unearned Rent	81,369	13,474
Total Current Liabilities	446,410	402,147
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	66,476

Partners’ Capital:
General Partners	7,586	7,047
Limited Partners – 24,000 Units authorized; 20,987 Units issued and outstanding as of 3/31/2015 and 12/31/2014	13,580,862	13,527,552
Total Partners' Capital	13,588,448	13,534,599
Total Liabilities and Partners' Capital	$14,034,858	$14,003,222

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2015	2014

Rental Income	$343,630	$298,963

Expenses:
Partnership Administration – Affiliates	59,162	56,787
Partnership Administration and Property Management – Unrelated Parties	19,336	17,367
Depreciation and Amortization	86,148	76,700
Total Expenses	164,646	150,854

Operating Income	178,984	148,109

Other Income:
Income from Equity Method Investment	164,233	0
Interest Income	1,243	1,739
Total Other Income	165,476	1,739

Income from Continuing Operations	344,460	149,848

Income from Discontinued Operations	0	92,422

Net Income	$344,460	$242,270

Net Income Allocated:
General Partners	$3,445	$2,423
Limited Partners	341,015	239,847
Total	$344,460	$242,270

Income per Limited Partnership Unit:
Continuing Operations	$16.25	$6.94
Discontinued Operations	.00	4.29
Total – Basic and Diluted	$16.25	$11.23

Weighted Average Units Outstanding – Basic and Diluted	20,987	21,367

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net Income	$344,460	$242,270

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	93,322	82,498
Gain on Sale of Real Estate	0	(63,797)
Income from Equity Method Investment	(164,233)	0
(Increase) Decrease in Receivables	(20,827)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(16,762)	953
Increase (Decrease) in Unearned Rent	67,895	62,669
Total Adjustments	(40,605)	82,323
Net Cash Provided By (Used For) Operating Activities	303,855	324,593

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	162,133
Cash Paid for Equity Method Investment	(13,585)	0
Proceeds from Equity Method Investment	541,800	0
Net Cash Provided By (Used For) Investing Activities	528,215	162,133

Cash Flows from Financing Activities:
Distributions Paid to Partners	(297,481)	(299,700)

Net Increase (Decrease) in Cash	534,589	187,026

Cash, beginning of period	1,830,155	2,414,005

Cash, end of period	$2,364,744	$2,601,031

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$1,231,125	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$5,133	$13,755,651	$13,760,784	21,367.42

Distributions Declared	(2,975)	(294,497)	(297,472)

Net Income	2,423	239,847	242,270

Balance, March 31, 2014	$4,581	$13,701,001	$13,705,582	21,367.42

Balance, December 31, 2014	$7,047	$13,527,552	$13,534,599	20,986.82

Distributions Declared	(2,906)	(287,705)	(290,611)

Net Income	3,445	341,015	344,460

Balance, March 31, 2015	$7,586	$13,580,862	$13,588,448	20,986.82

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

(3)  Real Estate Investments –

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

(4) Equity Method Investment –

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to March 31, 2015, ANLP II sold 34.5192% of its Class A ownership interests to investors and redeemed 34.5192% of the Class B ownership interests from the Partnership and affiliated entities.

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  As of March 31, 2015, the investment balance consists of the following:

Real Estate Contributed (at carrying value)	$1,231,125
Cash Contributed	13,585
Net Income – Rental Activity	16,478
Net Income – Gain on Sale of Real Estate	147,755
Distributions from Net Rental Income	(16,478)
Proceeds from Sale of Class B Interests	(525,322)
Equity Method Investments	$867,143

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

(6)  Discontinued Operations –

After experiencing financial difficulties, the tenant of the Champps Americana restaurant in Utica, Michigan filed for Chapter 11 bankruptcy reorganization on December 15, 2013.  In February 2014, Champps Operating Corporation (“Champps”), the tenant of the property, closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property was vacant, the Partnership was responsible for its 44% share of real estate taxes and other costs associated with maintaining the property.

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In June 2014, the Partnership and the other co-owners of the property entered into an agreement to sell the property to an unrelated third party.  On August 25, 2014, the sale closed with the Partnership receiving net sales proceeds of $704,398, which resulted in a net gain of $56,398. At the time of sale, the cost and related accumulated depreciation was $1,012,657 and $364,657, respectively.

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  For the three months ended March 31, 2014, the net gain was $63,797.

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
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2015	2014

Rental Income	$0	$33,748
Property Management Expenses	0	(5,123)
Gain on Disposal of Real Estate	0	63,797
Income from Discontinued Operations	$0	$92,422

	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$28,625
Investing Activities	$0	$162,133

(7)  Fair Value Measurements –

As of March 31, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2015 and 2014, the Partnership recognized rental income from continuing operations of $343,630 and $298,963, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and rent received in 2015 from a prior tenant’s bankruptcy plan.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Starkville, Mississippi.  Based on the scheduled rent for the properties as of April 30, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,259,000 in 2015.

For the three months ended March 31, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $59,162 and $56,787, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,336 and $17,367, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to March 31, 2015, ANLP II sold 34.5192% of its Class A ownership interests to investors and redeemed 34.5192% of the Class B ownership interests from the Partnership and affiliated entities.

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the three months ended March 31, 2015, the Partnership’s share of the net income of ANLP II was $164,233.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2015 and 2014, the Partnership recognized interest income of $1,243 and $1,739, respectively.

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

After experiencing financial difficulties, the tenant of the Champps Americana restaurant in Utica, Michigan filed for Chapter 11 bankruptcy reorganization on December 15, 2013.  In February 2014, Champps Operating Corporation (“Champps”), the tenant of the property, closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property was vacant, the Partnership was responsible for its 44% share of real estate taxes and other costs associated with maintaining the property.

During 2012, the Partnership decided to sell its 44% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In June 2014, the Partnership and the other co-owners of the property entered into an agreement to sell the property to an unrelated third party.  On August 25, 2014, the sale closed with the Partnership receiving net sales proceeds of $704,398, which resulted in a net gain of $56,398. At the time of sale, the cost and related accumulated depreciation was $1,012,657 and $364,657, respectively.

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  For the three months ended March 31, 2014, the net gain was $63,797.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Partnership's cash balances increased $534,589 as a result of proceeds received from an equity method investment and cash generated from operating activities in excess of distributions paid to the Partners, which were partially offset by cash paid for an equity method investment.  During the three months ended March 31, 2014, the Partnership's cash balances increased $187,026 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $324,593 in 2014 to $303,855 in 2015 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2015 and a decrease in Partnership administration and property management expenses in 2015.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the three months ended March 31, 2015, the Partnership paid cash for an equity method investment of $13,585, and received proceeds from an equity method investment of $541,800.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.  During the three months ended March 31, 2014, the Partnership generated cash flow from the sale of real estate of $162,133.

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

For the three months ended March 31, 2015 and 2014, the Partnership declared distributions of $290,611 and $297,472, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $287,705 and $294,497 and the General Partners received distributions of $2,906 and $2,975 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $36,501 in 2014.  The Limited Partners received distributions of $36,136 and the General Partners received distributions of $365.  The Limited Partners’ distributions represented $1.69 per Unit for the period.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2015 and 2014, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2015	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)