Form 10-Q
period 2015-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2015-08-13
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2015 and December 31, 2014	3

	Statements for the Periods ended June 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$3,059,434	$1,830,155
Receivables	2,278	0
Total Current Assets	3,061,712	1,830,155

Real Estate Investments:
Land	3,836,330	4,188,830
Buildings	9,026,530	9,867,009
Acquired Intangible Lease Assets	718,360	946,946
Real Estate Held for Investment, at cost	13,581,220	15,002,785
Accumulated Depreciation and Amortization	(2,892,398)	(2,829,718)
Real Estate Held for Investment, Net	10,688,822	12,173,067
Equity Method Investment	94,209	0
Total Real Estate Investments	10,783,031	12,173,067
Total Assets	$13,844,743	$14,003,222

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$46,210	$91,192
Distributions Payable	286,870	297,481
Unearned Rent	81,370	13,474
Total Current Liabilities	414,450	402,147
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	66,476

Partners’ Capital:
General Partners	6,004	7,047
Limited Partners – 24,000 Units authorized; 20,608 and 20,987 Units issued and outstanding as of 6/30/2015 and 12/31/2014, respectively	13,424,289	13,527,552
Total Partners' Capital	13,430,293	13,534,599
Total Liabilities and Partners' Capital	$13,844,743	$14,003,222
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$315,545	$298,962	$659,175	$597,925

Expenses:
Partnership Administration – Affiliates	62,454	64,196	121,616	120,983
Partnership Administration and Property Management – Unrelated Parties	31,022	27,453	50,358	44,820
Depreciation and Amortization	86,148	76,700	172,296	153,400
Total Expenses	179,624	168,349	344,270	319,203

Operating Income	135,921	130,613	314,905	278,722

Other Income:
Income from Equity Method Investment	265,516	0	429,749	0
Interest Income	1,416	2,033	2,659	3,772
Total Other Income	266,932	2,033	432,408	3,772

Income from Continuing Operations	402,853	132,646	747,313	282,494

Income from Discontinued Operations	0	423,253	0	515,675

Net Income	$402,853	$555,899	$747,313	$798,169

Net Income Allocated:
General Partners	$4,028	$5,559	$7,473	$7,982
Limited Partners	398,825	550,340	739,840	790,187
Total	$402,853	$555,899	$747,313	$798,169

Income per Limited Partnership Unit:
Continuing Operations	$19.35	$6.21	$35.57	$13.15
Discontinued Operations	.00	19.80	0	24.02
Total – Basic and Diluted	$19.35	$26.01	$35.57	$37.17

Weighted Average Units Outstanding – Basic and Diluted	20,608	21,155	20,798	21,261

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$747,313	$798,169

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	186,644	164,996
Gain on Sale of Real Estate	0	(479,111)
Income from Equity Method Investment	(429,749)	0
(Increase) Decrease in Receivables	(2,278)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(44,982)	12,822
Increase (Decrease) in Unearned Rent	67,896	62,669
Total Adjustments	(222,469)	(238,624)
Net Cash Provided By (Used For) Operating Activities	524,844	559,545

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,231,221
Cash Paid for Equity Method Investment	(13,585)	0
Proceeds from Equity Method Investment	1,580,250	0
Net Cash Provided By (Used For) Investing Activities	1,566,665	1,231,221

Cash Flows from Financing Activities:
Distributions Paid to Partners	(588,092)	(597,173)
Repurchase of Partnership Units	(274,138)	(168,057)
Net Cash Provided By (Used For) Financing Activities	(862,230)	(765,230)

Net Increase (Decrease) in Cash	1,229,279	1,025,536

Cash, beginning of period	1,830,155	2,414,005

Cash, end of period	$3,059,434	$3,439,541

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$1,231,125	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$5,133	$13,755,651	$13,760,784	21,367.42

Distributions Declared	(5,950)	(588,992)	(594,942)

Repurchase of Partnership Units	(1,680)	(166,377)	(168,057)	(212.56)

Net Income	7,982	790,187	798,169

Balance, June 30, 2014	$5,485	$13,790,469	$13,795,954	21,154.86

Balance, December 31, 2014	$7,047	$13,527,552	$13,534,599	20,986.82

Distributions Declared	(5,775)	(571,706)	(577,481)

Repurchase of Partnership Units	(2,741)	(271,397)	(274,138)	(378.47)

Net Income	7,473	739,840	747,313

Balance, June 30, 2015	$6,004	$13,424,289	$13,430,293	20,608.35

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
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

In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 to 36 months.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On July 23, 2014, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

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

(4) Equity Method Investment –

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to June 30, 2015, ANLP II sold 98.0419% of its Class A ownership interests to investors and redeemed 98.0419% of the Class B ownership interests from the Partnership and affiliated entities.  During July 2015, ANLP II sold the remaining 1.9581% of its Class A ownership interests to investors and redeemed 1.9581% of the Class B ownership interests from the Partnership and affiliated entities.

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  As of June 30, 2015, the investment balance consists of the following:

Real Estate Contributed (at carrying value)	$1,231,125
Cash Contributed	13,585
Net Income – Rental Activity	25,537
Net Income – Gain on Sale of Real Estate	404,212
Distributions from Net Rental Income	(25,537)
Proceeds from Sale of Class B Interests	(1,554,713)
Equity Method Investments	$94,209

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

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  For the six months ended June 30, 2014, the net gain was $479,111.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$0	$17,144	$0	$50,892
Property Management Expenses	0	(9,205)	0	(14,328)
Gain on Disposal of Real Estate	0	415,314	0	479,111
Income from Discontinued Operations	$0	$423,253	$0	$515,675

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$7,939	$0	$36,564
Investing Activities	$0	$1,069,088	$0	$1,231,221

(7)  Partners’ Capital –

For the six months ended June 30, 2015 and 2014, the Partnership declared distributions of $577,481 and $594,942, respectively.  The Limited Partners received distributions of $571,706 and $588,992 and the General Partners received distributions of $5,775 and $5,950 for the periods, respectively.  The Limited Partners' distributions represented $27.49 and $27.70 per Limited Partnership Unit outstanding using 20,798 and 21,261 weighted average Units in 2015 and 2014, respectively.  The distributions represented $22.40 and $27.70 per Unit of Net Income and $5.09 and $0 per Unit of return of contributed capital for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $286,870 and $278,943 in 2015 and 2014, respectively.  The Limited Partners received distributions of $284,001 and $276,154 and the General Partners received distributions of $2,869 and $2,789 for the periods, respectively.  The Limited Partners’ distributions represented $13.78 and $13.04 per Unit for the periods, respectively.

On April 1, 2015, the Partnership repurchased a total of 378.47 Units for $271,397 from 32 Limited Partners in accordance with the Partnership Agreement.  On April 1, 2014, the Partnership repurchased a total of 212.56 Units for $166,377 from thirteen Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,741 and $1,680 in 2015 and 2014, respectively.

(8)  Fair Value Measurements –

As of June 30, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2015 and 2014, the Partnership recognized rental income from continuing operations of $659,175 and $597,925, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and rent received in 2015 from a prior tenant’s bankruptcy plan.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Starkville, Mississippi.  Based on the scheduled rent for the properties as of July 31, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,286,000 in 2015.

For the six months ended June 30, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $121,616 and $120,983, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $50,358 and $44,820, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to June 30, 2015, ANLP II sold 98.0419% of its Class A ownership interests to investors and redeemed 98.0419% of the Class B ownership interests from the Partnership and affiliated entities.  During July 2015, ANLP II sold the remaining 1.9581% of its Class A ownership interests to investors and redeemed 1.9581% of the Class B ownership interests from the Partnership and affiliated entities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the six months ended June 30, 2015, the Partnership’s share of the net income of ANLP II was $429,749.

For the six months ended June 30, 2015 and 2014, the Partnership recognized interest income of $2,659 and $3,772, respectively.

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

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  For the six months ended June 30, 2014, the net gain was $479,111.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Partnership's cash balances increased $1,229,279 as a result of proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2014, the Partnership's cash balances increased $1,025,536 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $559,545 in 2014 to $524,844 in 2015 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2015 and a decrease in Partnership administration and property management expenses in 2015.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the six months ended June 30, 2015, the Partnership paid cash for an equity method investment of $13,585, and received proceeds from an equity method investment of $1,580,250.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.  During the six months ended June 30, 2014, the Partnership generated cash flow from the sale of real estate of $1,231,221.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2015 and 2014, the Partnership declared distributions of $577,481 and $594,942, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $571,706 and $588,992 and the General Partners received distributions of $5,775 and $5,950 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $286,870 and $278,943 in 2015 and 2014, respectively.  The Limited Partners received distributions of $284,001 and $276,154 and the General Partners received distributions of $2,869 and $2,789 for the periods, respectively.  The Limited Partners’ distributions represented $13.78 and $13.04 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2015, the Partnership repurchased a total of 378.47 Units for $271,397 from 32 Limited Partners in accordance with the Partnership Agreement.  On April 1, 2014, the Partnership repurchased a total of 212.56 Units for $166,377 from thirteen Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,741 and $1,680 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/15 to 4/30/15	378.47	$717.09	3,391.65(1)	(2)

5/1/15 to 5/31/15	--	--	--	--

6/1/15 to 6/30/15	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2015	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)