Form 10-Q
period 2015-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2015-11-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Statements for the Periods ended September 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$3,096,346	$1,830,155
Receivables	5,886	0
Total Current Assets	3,102,232	1,830,155

Real Estate Investments:
Land	3,638,298	4,188,830
Buildings	8,754,233	9,867,009
Acquired Intangible Lease Assets	718,360	946,946
Real Estate Held for Investment, at cost	13,110,891	15,002,785
Accumulated Depreciation and Amortization	(2,773,512)	(2,829,718)
Real Estate Held for Investment, Net	10,337,379	12,173,067
Equity Method Investment	6,253	0
Real Estate Held for Sale	258,121	0
Total Real Estate	10,601,753	12,173,067
Total Assets	$13,703,985	$14,003,222

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$59,502	$91,192
Distributions Payable	286,870	297,481
Unearned Rent	52,932	13,474
Total Current Liabilities	399,304	402,147
Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	66,476

Partners’ Capital:
General Partners	4,749	7,047
Limited Partners – 24,000 Units authorized; 20,608 and 20,987 Units issued and outstanding as of 9/30/2015 and 12/31/2014, respectively	13,299,932	13,527,552
Total Partners' Capital	13,304,681	13,534,599
Total Liabilities and Partners' Capital	$13,703,985	$14,003,222
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$319,154	$298,963	$978,329	$896,888

Expenses:
Partnership Administration – Affiliates	57,294	56,343	178,910	177,326
Partnership Administration and Property Management – Unrelated Parties	27,999	13,550	78,357	58,370
Depreciation and Amortization	86,148	76,700	258,444	230,100
Total Expenses	171,441	146,593	515,711	465,796

Operating Income	147,713	152,370	462,618	431,092

Other Income:
Income from Equity Method Investment	11,374	0	441,123	0
Interest Income	2,171	2,966	4,830	6,738
Total Other Income	13,545	2,966	445,953	6,738

Income from Continuing Operations	161,258	155,336	908,571	437,830

Income from Discontinued Operations	0	208,078	0	723,753

Net Income	$161,258	$363,414	$908,571	$1,161,583

Net Income Allocated:
General Partners	$1,613	$4,429	$9,086	$12,411
Limited Partners	159,645	358,985	899,485	1,149,172
Total	$161,258	$363,414	$908,571	$1,161,583

Income per Limited Partnership Unit:
Continuing Operations	$7.75	$7.27	$43.38	$20.42
Discontinued Operations	.00	9.70	.00	33.72
Total – Basic and Diluted	$7.75	$16.97	$43.38	$54.14

Weighted Average Units Outstanding – Basic and Diluted	20,608	21,155	20,735	21,226

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$908,571	$1,161,583

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	279,966	247,494
Gain on Sale of Real Estate	0	(694,807)
Income from Equity Method Investment	(441,123)	0
(Increase) Decrease in Receivables	(5,886)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(31,690)	(6,166)
Increase (Decrease) in Unearned Rent	39,458	36,976
Total Adjustments	(159,275)	(416,503)
Net Cash Provided By (Used For) Operating Activities	749,296	745,080

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	2,348,380
Cash Paid for Equity Method Investment	(13,585)	0
Proceeds from Equity Method Investment	1,679,580	0
Net Cash Provided By (Used For) Investing Activities	1,665,995	2,348,380

Cash Flows from Financing Activities:
Distributions Paid to Partners	(874,962)	(894,642)
Repurchase of Partnership Units	(274,138)	(168,057)
Net Cash Provided By (Used For) Financing Activities	(1,149,100)	(1,062,699)

Net Increase (Decrease) in Cash	1,266,191	2,030,761

Cash, beginning of period	1,830,155	2,414,005

Cash, end of period	$3,096,346	$4,444,766

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$1,231,125	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$5,133	$13,755,651	$13,760,784	21,367.42

Distributions Declared	(8,925)	(883,486)	(892,411)

Repurchase of Partnership Units	(1,680)	(166,377)	(168,057)	(212.56)

Net Income	12,411	1,149,172	1,161,583

Balance, September 30, 2014	$6,939	$13,854,960	$13,861,899	21,154.86

Balance, December 31, 2014	$7,047	$13,527,552	$13,534,599	20,986.82

Distributions Declared	(8,643)	(855,708)	(864,351)

Repurchase of Partnership Units	(2,741)	(271,397)	(274,138)	(378.47)

Net Income	9,086	899,485	908,571

Balance, September 30, 2015	$4,749	$13,299,932	$13,304,681	20,608.35

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On January 31, 2011, the lease term expired and the tenant returned possession of the property to the owners.  The owners listed the property for lease or sale with a real estate broker in the Albuquerque area.  While the property was vacant, the Partnership was responsible for its 40.1354% share of real estate taxes and other costs associated with maintaining the property.

In August 2015, the Partnership and the other co-owners of the property entered into an agreement to sell the HomeTown Buffet restaurant in Albuquerque, New Mexico to an unrelated third party.  On November 10, 2015, the sale closed with the Partnership receiving net proceeds of approximately $293,000, which resulted in a net gain of approximately $34,900.  At the time of sale, the cost and related accumulated depreciation was $470,329 and $212,208, respectively.  At September 30, 2015, the property was classified as Real Estate Held for Sale with a carrying value of $258,121.

(4) Equity Method Investment –

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment – (Continued)

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  As of September 30, 2015, the investment balance consists of the following:

Real Estate Contributed (at carrying value)	$1,231,125
Cash Contributed	13,585
Net Income – Rental Activity	25,654
Net Income – Gain on Sale of Real Estate	415,469
Distributions from Net Rental Income	(25,654)
Proceeds from Sale of Class B Interests	(1,653,926)
Equity Method Investment	$6,253

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  For the nine months ended September 30, 2014, the net gain was $638,409.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$0	$287	$0	$51,179
Property Management Expenses	0	(7,905)	0	(22,233)
Gain on Disposal of Real Estate	0	215,696	0	694,807
Income from Discontinued Operations	$0	$208,078	$0	$723,753

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$(7,618)	$0	$28,946
Investing Activities	$0	$1,117,159	$0	$2,348,380

(7)  Partners’ Capital –

For the nine months ended September 30, 2015 and 2014, the Partnership declared distributions of $864,351 and $892,411, respectively.  The Limited Partners received distributions of $855,708 and $883,486 and the General Partners received distributions of $8,643 and $8,925 for the periods, respectively.  The Limited Partners' distributions represented $41.27 and $41.62 per Limited Partnership Unit outstanding using 20,735 and 21,226 weighted average Units in 2015 and 2014, respectively.  The distributions represented $30.21 and $41.62 per Unit of Net Income and $11.06 and $0 per Unit of return of contributed capital for the periods, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Partners’ Capital – (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $365,420 and $346,197 in 2015 and 2014, respectively.  The Limited Partners received distributions of $361,766 and $342,735 and the General Partners received distributions of $3,654 and $3,462 for the periods, respectively.  The Limited Partners’ distributions represented $17.55 and $16.19 per Unit for the periods, respectively.

On April 1, 2015, the Partnership repurchased a total of 378.47 Units for $271,397 from 32 Limited Partners in accordance with the Partnership Agreement.  On April 1, 2014, the Partnership repurchased a total of 212.56 Units for $166,377 from 13 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,741 and $1,680 in 2015 and 2014, respectively.

(8)  Fair Value Measurements –

As of September 30, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2015 and 2014, the Partnership recognized rental income from continuing operations of $978,329 and $896,888, respectively.  In 2015, rental income increased due to additional rent received from one property acquisition in 2014 and rent received in 2015 from a prior tenant’s bankruptcy plan.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Starkville, Mississippi.  Based on the scheduled rent for the properties as of October 31, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,292,000 and $1,261,000 in 2015 and 2016, respectively.

For the nine months ended September 30, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $178,910 and $177,326, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $78,357 and $58,370, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the nine months ended September 30, 2015, the Partnership’s share of the net income of ANLP II was $441,123.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In August 2015, the Partnership entered into an agreement to sell its 40.1354% interest in the HomeTown Buffet restaurant in Albuquerque, New Mexico to an unrelated third party.  On November 10, 2015, the sale closed with the Partnership receiving net proceeds of approximately $293,000, which resulted in a net gain of approximately $34,900.  At the time of sale, the cost and related accumulated depreciation was $470,329 and $212,208, respectively.  At September 30, 2015, the property was classified as Real Estate Held for Sale with a carrying value of $258,121.

For the nine months ended September 30, 2015 and 2014, the Partnership recognized interest income of $4,830 and $6,738, respectively.

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

During 2014, the Partnership sold its 45% interest in the Applebee’s restaurant in Sandusky, Ohio, in eight separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,658,082, which resulted in a net gain of $652,509.  The cost and related accumulated depreciation of the interests sold was $1,276,943 and $271,370, respectively.  For the nine months ended September 30, 2014, the net gain was $638,409.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Partnership's cash balances increased $1,266,191 as a result of proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2014, the Partnership's cash balances increased $2,030,761 as a result of cash generated from the sale of property, which was partially offset by cash used for distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $745,080 in 2014 to $749,296 in 2015 as a result of an increase in total rental and interest income in 2015 and a decrease in Partnership administration and property management expenses in 2015, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the nine months ended September 30, 2015, the Partnership paid cash for an equity method investment of $13,585, and received proceeds from an equity method investment of $1,679,580.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.  During the nine months ended September 30, 2014, the Partnership generated cash flow from the sale of real estate of $2,348,380.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2015 and 2014, the Partnership declared distributions of $864,351 and $892,411, respectively.  The Limited Partners received distributions of $855,708 and $883,486 and the General Partners received distributions of $8,643 and $8,925 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $365,420 and $346,197 in 2015 and 2014, respectively.  The Limited Partners received distributions of $361,766 and $342,735 and the General Partners received distributions of $3,654 and $3,462 for the periods, respectively.  The Limited Partners’ distributions represented $17.55 and $16.19 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2015, the Partnership repurchased a total of 378.47 Units for $271,397 from 32 Limited Partners in accordance with the Partnership Agreement.  On April 1, 2014, the Partnership repurchased a total of 212.56 Units for $166,377 from 13 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,741 and $1,680 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2015	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)