Form 10-Q
period 2016-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2016-05-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Statements for the Three Months ended March 31, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,378,493	$3,069,560
Receivables	0	9,031
Total Current Assets	1,378,493	3,078,591

Real Estate Investments:
Land	4,048,298	3,638,298
Buildings	9,841,947	8,754,233
Acquired Intangible Lease Assets	959,720	718,360
Real Estate Held for Investment, at cost	14,849,965	13,110,891
Accumulated Depreciation and Amortization	(2,967,052)	(2,864,425)
Real Estate Held for Investment, Net	11,882,913	10,246,466
Total Assets	$13,261,406	$13,325,057

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$82,857	$62,778
Distributions Payable	282,116	285,858
Unearned Rent	81,545	13,474
Total Current Liabilities	446,518	362,110
Partners’ Capital:
General Partners	3,028	4,508
Limited Partners – 24,000 Units authorized; 20,380 Units issued and outstanding as of 3/31/2016 and 12/31/2015	12,811,860	12,958,439
Total Partners' Capital	12,814,888	12,962,947
Total Liabilities and Partners' Capital	$13,261,406	$13,325,057

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2016	2015

Rental Income	$340,581	$343,630

Expenses:
Partnership Administration – Affiliates	46,220	59,162
Partnership Administration and Property Management – Unrelated Parties	18,605	19,336
Property Acquisition	47,254	0
Depreciation and Amortization	95,453	86,148
Total Expenses	207,532	164,646

Operating Income	133,049	178,984

Other Income:
Income from Equity Method Investment	0	164,233
Interest Income	1,008	1,243
Total Other Income	1,008	165,476

Net Income	$134,057	$344,460

Net Income Allocated:
General Partners	$1,341	$3,445
Limited Partners	132,716	341,015
Total	$134,057	$344,460

Net Income per Limited Partnership Unit	$6.51	$16.25

Weighted Average Units Outstanding – Basic and Diluted	20,380	20,987

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net Income	$134,057	$344,460

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	102,627	93,322
Income from Equity Method Investment	0	(164,233)
(Increase) Decrease in Receivables	9,031	(20,827)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	20,079	(16,762)
Increase (Decrease) in Unearned Rent	68,071	67,895
Total Adjustments	199,808	(40,605)
Net Cash Provided By (Used For) Operating Activities	333,865	303,855

Cash Flows from Investing Activities:
Investments in Real Estate	(1,739,074)	0
Cash Paid for Equity Method Investment	0	(13,585)
Proceeds from Equity Method Investment	0	541,800
Net Cash Provided By (Used For) Investing Activities	(1,739,074)	528,215

Cash Flows from Financing Activities:
Distributions Paid to Partners	(285,858)	(297,481)

Net Increase (Decrease) in Cash	(1,691,067)	534,589

Cash, beginning of period	3,069,560	1,830,155

Cash, end of period	$1,378,493	$2,364,744

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,231,125

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$7,047	$13,527,552	$13,534,599	20,986.82

Distributions Declared	(2,906)	(287,705)	(290,611)

Net Income	3,445	341,015	344,460

Balance, March 31, 2015	$7,586	$13,580,862	$13,588,448	20,986.82

Balance, December 31, 2015	$4,508	$12,958,439	$12,962,947	20,380.05

Distributions Declared	(2,821)	(279,295)	(282,116)

Net Income	1,341	132,716	134,057

Balance, March 31, 2016	$3,028	$12,811,860	$12,814,888	20,380.05

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016
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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

On January 8, 2016, the Partnership purchased a Dollar Tree store in Indianapolis, Indiana for $1,739,074.  The Partnership allocated $241,360 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The Partnership incurred $47,254 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $117,387.

For the three months ended March 31, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $14,947 and $10,785 and the decrease to rental income for above-market leases was $7,174 and $7,174, respectively.  For lease intangibles not held for sale as of March 31, 2016, the weighted average remaining life is 100 months for in-place lease intangibles and 75 months for above-market leases.  The estimated amortization expense is $68,108 and the estimated decrease to rental income is $28,696 for each of the next five succeeding years.

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

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the “Plaintiffs”) commenced legal action against a fourth co-owner (“Defendant”) for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney’s fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs’ motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney’s fees, but declined to award damages until additional proof of damages can be provided.  The Partnership’s share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  In the first quarter of 2016, the Partnership incurred additional costs of $5,994 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment –

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities. As of December 31, 2015, the Partnership had no ongoing interest in ANLP II.

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  During 2015, the investment balance consisted of the following:

Activity Through March 31, 2015:
Real Estate Contributed (at carrying value)	$1,231,125
Cash Contributed	13,585
Net Income – Rental Activity	16,478
Net Income – Gain on Sale of Real Estate	147,755
Distributions from Net Rental Income	(16,478)
Proceeds from Sale of Class B Interests	(525,322)
Equity Method Investment at March 31, 2015	867,143
Activity After March 31, 2015:
Net Income – Rental Activity	9,181
Net Income – Gain on Sale of Real Estate	267,611
Distributions from Net Rental Income	(9,181)
Proceeds from Sale of Class B Interests	(1,134,754)
Equity Method Investment at December 31, 2015	$0

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

(6)  Partners’ Capital –

For the three months ended March 31, 2016 and 2015, the Partnership declared distributions of $282,116 and $290,611, respectively.  The Limited Partners received distributions of $279,295 and $287,705 and the General Partners received distributions of $2,821 and $2,906 for the periods, respectively.  The Limited Partners' distributions represented $13.70 and $13.71 per Limited Partnership Unit outstanding using 20,380 and 20,987 weighted average Units 2016 and 2015, respectively.  The distributions represented $6.51 and $13.71 per Unit of Net Income and $7.19 and $0 per Unit of return of capital in 2016 and 2015, respectively.

(7)  Fair Value Measurements –

As of March 31, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2016 and 2015, the Partnership recognized rental income of $340,581 and $343,630, respectively.  In 2016, rental income decreased due to the sale of the one property in 2015 and rent received from a prior tenant’s bankruptcy plan in 2015.  These decreases in rental income were partially offset by a rent increase on one property and additional rent received from one property acquisition in 2016.  Based on the scheduled rent for the properties as of April 30, 2016, the Partnership expects to recognize rental income from continuing operations of approximately $1,376,000 in 2016.

For the three months ended March 31, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $46,220 and $59,162, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,605 and $19,336, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2016, the Partnership incurred property acquisition expenses of $47,254 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the “Plaintiffs”) commenced legal action against a fourth co-owner (“Defendant”) for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney’s fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs’ motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney’s fees, but declined to award damages until additional proof of damages can be provided.  The Partnership’s share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  In the first quarter of 2016, the Partnership incurred additional costs of $5,994 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities. As of December 31, 2015, the Partnership had no ongoing interest in ANLP II.

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the three months ended March 31, 2015, the Partnership’s share of the net income of ANLP II was $164,233.

For the three months ended March 31, 2016 and 2015, the Partnership recognized interest income of $1,008 and $1,243, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Partnership's cash balances decreased $1,691,067 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2015, the Partnership's cash balances increased $534,589 as a result of proceeds received from an equity method investment and cash generated from operating activities in excess of distributions paid to the Partners, which were partially offset by cash paid for an equity method investment.

Net cash provided by operating activities increased from $303,855 in 2015 to $333,865 in 2016 as a result of a decrease in Partnership administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2016.  During 2016, cash from operations was reduced by $47,254 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the three months ended March 31, 2016, the Partnership expended $1,739,074 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the three months ended March 31, 2015, the Partnership paid cash for an equity method investment of $13,585, and received proceeds from an equity method investment of $541,800.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

On January 8, 2016, the Partnership purchased a Dollar Tree store in Indianapolis, Indiana for $1,739,074.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $117,387.

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

For the three months ended March 31, 2016 and 2015, the Partnership declared distributions of $282,116 and $290,611, respectively.  The Limited Partners received distributions of $279,295 and $287,705 and the General Partners received distributions of $2,821 and $2,906 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2016 and 2015, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 11, 2016	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)