Form 10-Q
period 2016-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2016-08-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

Commission File Number:  000-23778

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1729121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant's telephone number)

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Statements for the Periods ended June 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,239,374	$3,069,560
Receivables	0	9,031
Total Current Assets	1,239,374	3,078,591

Real Estate Investments:
Land	4,048,298	3,638,298
Buildings	9,841,947	8,754,233
Acquired Intangible Lease Assets	959,720	718,360
Real Estate Held for Investment, at cost	14,849,965	13,110,891
Accumulated Depreciation and Amortization	(3,073,269)	(2,864,425)
Real Estate Held for Investment, Net	11,776,696	10,246,466
Total Assets	$13,016,070	$13,325,057

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$62,906	$62,778
Distributions Payable	282,119	285,858
Unearned Rent	68,071	13,474
Total Current Liabilities	413,096	362,110
Partners' Capital:
General Partners	908	4,508
Limited Partners – 24,000 Units authorized; 20,265 and 20,380 Units issued and outstanding as of 6/30/2016 and 12/31/2015, respectively	12,602,066	12,958,439
Total Partners' Capital	12,602,974	12,962,947
Total Liabilities and Partners' Capital	$13,016,070	$13,325,057

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Rental Income	$343,140	$315,545	$683,721	$659,175

Expenses:
Partnership Administration – Affiliates	46,233	62,454	92,453	121,616
Partnership Administration and Property Management – Unrelated Parties	28,528	31,022	47,133	50,358
Property Acquisition	648	0	47,902	0
Depreciation and Amortization	99,043	86,148	194,496	172,296
Total Expenses	174,452	179,624	381,984	344,270

Operating Income	168,688	135,921	301,737	314,905

Other Income:
Income from Equity Method Investment	0	265,516	0	429,749
Interest Income	811	1,416	1,819	2,659
Total Other Income	811	266,932	1,819	432,408

Net Income	$169,499	$402,853	$303,556	$747,313

Net Income Allocated:
General Partners	$1,695	$4,028	$3,036	$7,473
Limited Partners	167,804	398,825	300,520	739,840
Total	$169,499	$402,853	$303,556	$747,313

Net Income per Limited Partnership Unit	$8.28	$19.35	$14.79	$35.57

Weighted Average Units Outstanding – Basic and Diluted	20,265	20,608	20,323	20,798

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$303,556	$747,313

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	208,844	186,644
Income from Equity Method Investment	0	(429,749)
(Increase) Decrease in Receivables	9,031	(2,278)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	128	(44,982)
Increase (Decrease) in Unearned Rent	54,597	67,896
Total Adjustments	272,600	(222,469)
Net Cash Provided By (Used For) Operating Activities	576,156	524,844

Cash Flows from Investing Activities:
Investments in Real Estate	(1,739,074)	0
Cash Paid for Equity Method Investment	0	(13,585)
Proceeds from Equity Method Investment	0	1,580,250
Net Cash Provided By (Used For) Investing Activities	(1,739,074)	1,566,665

Cash Flows from Financing Activities:
Distributions Paid to Partners	(567,974)	(588,092)
Repurchase of Partnership Units	(99,294)	(274,138)
Net Cash Provided By (Used For) Financing Activities	(667,268)	(862,230)

Net Increase (Decrease) in Cash	(1,830,186)	1,229,279

Cash, beginning of period	3,069,560	1,830,155

Cash, end of period	$1,239,374	$3,059,434

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,231,125

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$7,047	$13,527,552	$13,534,599	20,986.82

Distributions Declared	(5,775)	(571,706)	(577,481)

Repurchase of Partnership Units	(2,741)	(271,397)	(274,138)	(378.47)

Net Income	7,473	739,840	747,313

Balance, June 30, 2015	$6,004	$13,424,289	$13,430,293	20,608.35

Balance, December 31, 2015	$4,508	$12,958,439	$12,962,947	20,380.05

Distributions Declared	(5,643)	(558,592)	(564,235)

Repurchase of Partnership Units	(993)	(98,301)	(99,294)	(115.00)

Net Income	3,036	300,520	303,556

Balance, June 30, 2016	$908	$12,602,066	$12,602,974	20,265.05

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10‑K.

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

In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within 24 to 36 months.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On July 23, 2014, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

On January 8, 2016, the Partnership purchased a Dollar Tree store in Indianapolis, Indiana for $1,739,074.  The Partnership allocated $241,360 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The Partnership incurred $47,902 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $117,387.

For the six months ended June 30, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $31,974 and $21,570 and the decrease to rental income for above-market leases was $14,348 and $14,348, respectively.  For lease intangibles not held for sale as of June 30, 2016, the weighted average remaining life is 97 months for in-place lease intangibles and 72 months for above-market leases.  The estimated amortization expense is $68,108 and the estimated decrease to rental income is $28,696 for each of the next five succeeding years.

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

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  The Partnership's share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  In the first six months of 2016, the Partnership incurred additional costs of $7,651 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment –

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST ("ANLP II"), a Delaware statutory trust ("DST"), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities. As of December 31, 2015, the Partnership had no ongoing interest in ANLP II.

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Partnership's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  During 2015, the investment balance consisted of the following:

Activity Through June 30, 2015:
Real Estate Contributed (at carrying value)	$1,231,125
Cash Contributed	13,585
Net Income – Rental Activity	25,537
Net Income – Gain on Sale of Real Estate	404,212
Distributions from Net Rental Income	(25,537)
Proceeds from Sale of Class B Interests	(1,554,713)
Equity Method Investment at June 30, 2015	94,209
Activity After June 30, 2015:
Net Income – Rental Activity	122
Net Income – Gain on Sale of Real Estate	11,154
Distributions from Net Rental Income	(122)
Proceeds from Sale of Class B Interests	(105,363)
Equity Method Investment at December 31, 2015	$0

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

(6)  Partners' Capital –

For the six months ended June 30, 2016 and 2015, the Partnership declared distributions of $564,235 and $577,481, respectively.  The Limited Partners received distributions of $558,592 and $571,706 and the General Partners received distributions of $5,643 and $5,775 for the periods, respectively.  The Limited Partners' distributions represented $27.49 and $27.49 per Limited Partnership Unit outstanding using 20,323 and 20,798 weighted average Units in 2016 and 2015, respectively.  The distributions represented $9.94 and $22.40 per Unit of Net Income and $17.55 and $5.09 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $107,756 and $286,870 in 2016 and 2015, respectively.  The Limited Partners received distributions of $106,678 and $284,001 and the General Partners received distributions of $1,078 and $2,869 for the periods, respectively.  The Limited Partners' distributions represented $5.26 and $13.78 per Unit for the periods, respectively.

On April 1, 2016, the Partnership repurchased a total of 115.00 Units for $98,301 from three Limited Partners in accordance with the Partnership Agreement.  On April 1, 2015, the Partnership repurchased a total of 378.47 Units for $271,397 from 32 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $993 and $2,741 in 2016 and 2015, respectively.

(7)  Fair Value Measurements –

As of June 30, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Partnership's financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership's assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership's assets and liabilities, or the results of reported operations, will be affected if management's estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with managing partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management's assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management's consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management's estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

Results of Operations

For the six months ended June 30, 2016 and 2015, the Partnership recognized rental income of $683,721 and $659,175, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2016 and a rent increase on one property.  These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent received from a prior tenant's bankruptcy plan in 2015.  Based on the scheduled rent for the properties as of July 31, 2016, the Partnership expects to recognize rental income from continuing operations of approximately $1,376,000 in 2016.

For the six months ended June 30, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $92,453 and $121,616, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $47,133 and $50,358, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2016, the Partnership incurred property acquisition expenses of $47,902 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  The Partnership's share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  In the first six months of 2016, the Partnership incurred additional costs of $7,651 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

On January 22, 2015, to facilitate the sale of its 47% interest in the Tractor Supply Company store in Starkville, Mississippi, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio II DST ("ANLP II"), a Delaware statutory trust ("DST"), in exchange for 9.03% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 90.97% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities. As of December 31, 2015, the Partnership had no ongoing interest in ANLP II.

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Partnership's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the six months ended June 30, 2015, the Partnership's share of the net income of ANLP II was $429,749.

For the six months ended June 30, 2016 and 2015, the Partnership recognized interest income of $1,819 and $2,659, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Partnership's cash balances decreased $1,830,186 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2015, the Partnership's cash balances increased $1,229,279 as a result of proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $524,844 in 2015 to $576,156 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in Partnership administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $47,902 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the six months ended June 30, 2016, the Partnership expended $1,739,074 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the six months ended June 30, 2015, the Partnership paid cash for an equity method investment of $13,585, and received proceeds from an equity method investment of $1,580,250.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2016 and 2015, the Partnership declared distributions of $564,235 and $577,481, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $558,592 and $571,706 and the General Partners received distributions of $5,643 and $5,775 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $107,756 and $286,870 in 2016 and 2015, respectively.  The Limited Partners received distributions of $106,678 and $284,001 and the General Partners received distributions of $1,078 and $2,869 for the periods, respectively.  The Limited Partners' distributions represented $5.26 and $13.78 per Unit for the periods, respectively.

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

On April 1, 2016, the Partnership repurchased a total of 115.00 Units for $98,301 from three Limited Partners in accordance with the Partnership Agreement.  On April 1, 2015, the Partnership repurchased a total of 378.47 Units for $271,397 from 32 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $993 and $2,741 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/16 to 4/30/16	115.00	$854.79	3,734.95(1)	(2)

5/1/16 to 5/31/16	--	--	--	--

6/1/16 to 6/30/16	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2016	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)