Form 10-Q
period 2016-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2016-11-10
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2016 and December 31, 2015	3

	Statements for the Periods ended September 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,248,947	$3,069,560
Receivables	0	9,031
Total Current Assets	1,248,947	3,078,591

Real Estate Investments:
Land	4,048,298	3,638,298
Buildings	9,841,947	8,754,233
Acquired Intangible Lease Assets	959,720	718,360
Real Estate Held for Investment, at cost	14,849,965	13,110,891
Accumulated Depreciation and Amortization	(3,179,486)	(2,864,425)
Real Estate Held for Investment, Net	11,670,479	10,246,466
Total Assets	$12,919,426	$13,325,057

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$56,514	$62,778
Distributions Payable	282,119	285,858
Unearned Rent	67,604	13,474
Total Current Liabilities	406,237	362,110
Partners' Capital:
General Partners	10	4,508
Limited Partners – 24,000 Units authorized; 20,265 and 20,380 Units issued and outstanding as of 9/30/2016 and 12/31/2015, respectively	12,513,179	12,958,439
Total Partners' Capital	12,513,189	12,962,947
Total Liabilities and Partners' Capital	$12,919,426	$13,325,057

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Rental Income	$344,428	$319,154	$1,028,149	$978,329

Expenses:
Partnership Administration – Affiliates	42,023	57,294	134,476	178,910
Partnership Administration and Property Management – Unrelated Parties	11,850	27,999	58,983	78,357
Property Acquisition	0	0	47,902	0
Depreciation and Amortization	99,043	86,148	293,539	258,444
Total Expenses	152,916	171,441	534,900	515,711

Operating Income	191,512	147,713	493,249	462,618

Other Income:
Income from Equity Method Investment	0	11,374	0	441,123
Interest Income	822	2,171	2,641	4,830
Total Other Income	822	13,545	2,641	445,953

Net Income	$192,334	$161,258	$495,890	$908,571

Net Income Allocated:
General Partners	$1,923	$1,613	$4,959	$9,086
Limited Partners	190,411	159,645	490,931	899,485
Total	$192,334	$161,258	$495,890	$908,571

Net Income per Limited Partnership Unit	$9.40	$7.75	$24.18	$43.38

Weighted Average Units Outstanding – Basic and Diluted	20,265	20,608	20,303	20,735

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$495,890	$908,571

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	315,061	279,966
Income from Equity Method Investment	0	(441,123)
(Increase) Decrease in Receivables	9,031	(5,886)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(6,264)	(31,690)
Increase (Decrease) in Unearned Rent	54,130	39,458
Total Adjustments	371,958	(159,275)
Net Cash Provided By (Used For) Operating Activities	867,848	749,296

Cash Flows from Investing Activities:
Investments in Real Estate	(1,739,074)	0
Cash Paid for Equity Method Investment	0	(13,585)
Proceeds from Equity Method Investment	0	1,679,580
Net Cash Provided By (Used For) Investing Activities	(1,739,074)	1,665,995

Cash Flows from Financing Activities:
Distributions Paid to Partners	(850,093)	(874,962)
Repurchase of Partnership Units	(99,294)	(274,138)
Net Cash Provided By (Used For) Financing Activities	(949,387)	(1,149,100)

Net Increase (Decrease) in Cash	(1,820,613)	1,266,191

Cash, beginning of period	3,069,560	1,830,155

Cash, end of period	$1,248,947	$3,096,346

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,231,125

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$7,047	$13,527,552	$13,534,599	20,986.82

Distributions Declared	(8,643)	(855,708)	(864,351)

Repurchase of Partnership Units	(2,741)	(271,397)	(274,138)	(378.47)

Net Income	9,086	899,485	908,571

Balance, September 30, 2015	$4,749	$13,299,932	$13,304,681	20,608.35

Balance, December 31, 2015	$4,508	$12,958,439	$12,962,947	20,380.05

Distributions Declared	(8,464)	(837,890)	(846,354)

Repurchase of Partnership Units	(993)	(98,301)	(99,294)	(115.00)

Net Income	4,959	490,931	495,890

Balance, September 30, 2016	$10	$12,513,179	$12,513,189	20,265.05

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

For the nine months ended September 30, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $49,001 and $32,355 and the decrease to rental income for above-market leases was $21,522 and $21,522, respectively.  For lease intangibles not held for sale as of September 30, 2016, the weighted average remaining life is 94 months for in-place lease intangibles and 69 months for above-market leases.  The estimated amortization expense is $68,108 and the estimated decrease to rental income is $28,696 for each of the next five succeeding years.

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

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  The Partnership's share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  In the first nine months of 2016, the Partnership incurred additional costs of $11,202 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

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

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Partnership's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  During 2015, the investment balance consists of the following:

Activity from January 28, 2015 to September 30, 2015:
Real Estate Contributed (at carrying value)	$1,231,125
Cash Contributed	13,585
Net Income – Rental Activity	25,654
Net Income – Gain on Sale of Real Estate	415,469
Distributions from Net Rental Income	(25,654)
Proceeds from Sale of Class B Interests	(1,653,926)
Equity Method Investment at September 30, 2015	6,253
Activity After September 30, 2015:
Net Income – Rental Activity	5
Net Income – Gain on Sale of Real Estate	(103)
Distributions from Net Rental Income	(5)
Proceeds from Sale of Class B Interests	(6,150)
Equity Method Investment at December 31, 2015	$0

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

(6)  Partners' Capital –

For the nine months ended September 30, 2016 and 2015, the Partnership declared distributions of $846,354 and $864,351, respectively.  The Limited Partners received distributions of $837,890 and $855,708 and the General Partners received distributions of $8,464 and $8,643 for the periods, respectively.  The Limited Partners' distributions represented $41.27 and $41.27 per Limited Partnership Unit outstanding using 20,303 and 20,735 weighted average Units in 2016 and 2015, respectively.  The distributions represented $19.33 and $30.21 per Unit of Net Income and $21.94 and $11.06 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $107,756 and $365,420 in 2016 and 2015, respectively.  The Limited Partners received distributions of $106,678 and $361,766 and the General Partners received distributions of $1,078 and $3,654 for the periods, respectively.  The Limited Partners' distributions represented $5.26 and $17.55 per Unit for the periods, respectively.

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

(7)  Fair Value Measurements –

As of September 30, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2016 and 2015, the Partnership recognized rental income of $1,028,149 and $978,329, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2016 and a rent increase on two properties.  These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent received from a prior tenant's bankruptcy plan in 2015.  Based on the scheduled rent for the properties as of October 31, 2016, the Partnership expects to recognize rental income from continuing operations of approximately $1,376,000 and $1,312,000 in 2016 and 2017, respectively.

For the nine months ended September 30, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $134,476 and $178,910, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $58,983 and $78,357, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2016, the Partnership incurred property acquisition expenses of $47,902 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  The Partnership's share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  In the first nine months of 2016, the Partnership incurred additional costs of $11,202 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

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

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Partnership's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the nine months ended September 30, 2015, the Partnership's share of the net income of ANLP II was $441,123.

For the nine months ended September 30, 2016 and 2015, the Partnership recognized interest income of $2,641 and $4,830, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Partnership's cash balances decreased $1,820,613 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2015, the Partnership's cash balances increased $1,266,191 as a result of proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $749,296 in 2015 to $867,848 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in Partnership administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $47,902 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the nine months ended September 30, 2016, the Partnership expended $1,739,074 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the nine months ended September 30, 2015, the Partnership paid cash for an equity method investment of $13,585, and received proceeds from an equity method investment of $1,679,580.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2016 and 2015, the Partnership declared distributions of $846,354 and $864,351, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $837,890 and $855,708 and the General Partners received distributions of $8,464 and $8,643 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $107,756 and $365,420 in 2016 and 2015, respectively.  The Limited Partners received distributions of $106,678 and $361,766 and the General Partners received distributions of $1,078 and $3,654 for the periods, respectively.  The Limited Partners' distributions represented $5.26 and $17.55 per Unit for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 9, 2016	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)