Form 10-K
period 2016-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2017-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2016

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
☐ Yes    ☒ No

As of June 30, 2016, there were 20,237.051 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,237,051.

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

Property Activity During the Last Three Years

As of December 31, 2013, the Partnership owned interests in nine properties with a total cost of $14,850,320.  During the years ended December 31, 2014 and 2015, the Partnership sold four property interests and received net sale proceeds of $2,362,480 and $1,956,855, which resulted in net gains of $708,907 and $454,024, respectively.  During 2014 and 2016, the Partnership expended $2,360,000 and $1,739,074, respectively, to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2016, the Partnership owned interests in seven properties with a total cost of $14,849,965.

Major Tenants

During 2016, six tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 100% of total rental income in 2016.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2017.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long‑term lease, there is little competition until the Partnership decides to sell the property.  At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2016.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Red Robin Restaurant Colorado Springs, CO	2/24/94	$2,229,190		Red Robin West, Inc.	$341,250	$46.88

KinderCare Daycare Center Mayfield Heights, OH	6/14/02	$1,407,058		KinderCare Learning Centers, Inc.	$161,684	$18.99

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$203,946	$70.22

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(1)	Staples the Office Superstore East, Inc.	$308,315	$23.38

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(1)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

Fresenius Medical Center			Bio-Medical Applications
Green, OH	12/3/14	$2,360,000	(1)	of Ohio, Inc.	$167,290	$15.89

Dollar Tree				Dollar Tree
Indianapolis, IN	1/8/16	$1,739,074	(1)	Stores, Inc.	$117,387	$12.47

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

ITEM 2.  PROPERTIES.  (Continued)

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

At December 31, 2016, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2016, there were 1,344 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $11,284 and $11,502 were made to the General Partners and $1,117,188 and $1,138,707 were made to the Limited Partners for 2016 and 2015, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $169,261 and $643,766 in 2016 and 2015, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/16 to 10/31/16	102.01	$875.42	3,836.96(1)	(2)

11/1/16 to 11/30/16	--	--	--	--

12/1/16 to 12/31/16	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority ("FINRA") implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2016, the estimated value of the Partnership's Units was $1,011 per Unit, an estimated value derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Stan Johnson Company, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2016 by a capitalization rate the Managing General Partner believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations performed by the Managing General Partner were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing General Partner, should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Results of Operations

For the years ended December 31, 2016 and 2015, the Partnership recognized rental income of $1,375,925 and $1,293,438, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2016 and rent increases on two properties.  These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent received from a prior tenant's bankruptcy plan in 2015.  Based on the scheduled rent for the properties as of February 28, 2017, the Partnership expects to recognize rental income from continuing operations of approximately $1,312,000 in 2017.

For the years ended December 31, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $175,093 and $227,083, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $81,428 and $176,243, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were lower in 2016, when compared to 2015, mainly due to expenses incurred in 2015 related to the HomeTown Buffet restaurant, including property expenses, real estate taxes and expenses related to a legal action involving the owners of the property, as discussed below.

For the years ended December 31, 2016, the Partnership incurred property acquisition expenses of $47,902 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

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

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  The Partnership's share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  During 2016, the Partnership incurred additional costs of $20,160 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

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

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Partnership's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the year ended December 31, 2015, the Partnership's share of the net income of ANLP II was $441,025.

For the years ended December 31, 2016 and 2015, the Partnership recognized interest income of $3,428 and $8,283, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

During the year ended December 31, 2016, the Partnership's cash balances decreased $1,916,738 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2015, the Partnership's cash balances increased $1,239,405 as a result of cash generated from the sale of property and proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $889,646 in 2015 to $1,144,045 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in Partnership administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $47,902 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the year ended December 31, 2016, the Partnership expended $1,739,074 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the year ended December 31, 2015, the Partnership generated cash flow from the sale of real estate of $296,779. During the same period, the Partnership paid cash for an equity method investment of $13,585, and received proceeds from an equity method investment of $1,685,735.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2016 and 2015, the Partnership declared distributions of $1,128,472 and $1,150,209, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,117,188 and $1,138,707 and the General Partners received distributions of $11,284 and $11,502 for the years, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $170,971 and $650,269 in 2016 and 2015, respectively.  The Limited Partners received distributions of $169,261 and $643,766 and the General Partners received distributions of $1,710 and $6,503 for the years, respectively.  The Limited Partners' distributions represented $8.36 and $31.39 per Unit for the years, respectively.

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

During 2016, the Partnership repurchased a total of 217.01 Units for $187,603 from 12 Limited Partners in accordance with the Partnership Agreement.  During 2015, the Partnership repurchased a total of 606.77 Units for $452,765 from 52 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 3,013.18 Units for $2,348,074 from 214 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $1,895 and $4,573 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2016 and 2015	17

Statements for the Years Ended December 31, 2016 and 2015:

Income	18

Cash Flows	19

Changes in Partners' Capital (Deficit)	20

Notes to Financial Statements	21 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2016 and 2015, and the related statements of income, cash flows and changes in partners' capital (deficit) for each of the years then ended.  AEI Net Lease Income & Growth Fund XX Limited Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XX Limited Partnership as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2017

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2016	2015
Current Assets:
Cash	$1,152,822	$3,069,560
Receivables	0	9,031
Total Current Assets	1,152,822	3,078,591

Real Estate Investments:
Land	4,048,298	3,638,298
Buildings	9,841,947	8,754,233
Acquired Intangible Lease Assets	959,720	718,360
Real Estate Held for Investment, at cost	14,849,965	13,110,891
Accumulated Depreciation and Amortization	(3,285,703)	(2,864,425)
Real Estate Held for Investment, Net	11,564,262	10,246,466
Total Assets	$12,717,084	$13,325,057

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$94,166	$62,778
Distributions Payable	282,119	285,858
Unearned Rent	13,474	13,474
Total Current Liabilities	389,759	362,110

Partners' Capital (Deficit):
General Partners	(1,848)	4,508
Limited Partners – 24,000 Units authorized; 20,163 and 20,380 Units issued and outstanding as of December 31, 2016 and 2015, respectively	12,329,173	12,958,439
Total Partners' Capital	12,327,325	12,962,947
Total Liabilities and Partners' Capital	$12,717,084	$13,325,057

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2016	2015

Rental Income	$1,375,925	$1,293,438

Expenses:
Partnership Administration – Affiliates	175,093	227,083
Partnership Administration and Property Management – Unrelated Parties	81,428	176,243
Property Acquisition	47,902	0
Depreciation and Amortization	392,582	342,183
Total Expenses	697,005	745,509

Operating Income	678,920	547,929

Other Income:
Gain on Sale of Real Estate	0	38,658
Income from Equity Method Investment	0	441,025
Interest Income	3,428	8,283
Total Other Income	3,428	487,966

Net Income	$682,348	$1,035,895

Net Income Allocated:
General Partners	$6,823	$13,536
Limited Partners	675,525	1,022,359
Total	$682,348	$1,035,895

Net Income per Limited Partnership Unit	$33.33	$49.52

Weighted Average Units Outstanding – Basic and Diluted	20,268	20,646

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015

Cash Flows from Operating Activities:
Net Income	$682,348	$1,035,895

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	421,278	370,879
Gain on Sale of Real Estate	0	(38,658)
Income from Equity Method Investment	0	(441,025)
(Increase) Decrease in Receivables	9,031	(9,031)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	31,388	(28,414)
Total Adjustments	461,697	(146,249)
Net Cash Provided By (Used For) Operating Activities	1,144,045	889,646

Cash Flows from Investing Activities:
Investments in Real Estate	(1,739,074)	0
Proceeds from Sale of Real Estate	0	296,779
Cash Paid for Equity Method Investment	0	(13,585)
Proceeds from Equity Method Investment	0	1,685,735
Net Cash Provided By (Used For) Investing Activities	(1,739,074)	1,968,929

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,132,211)	(1,161,832)
Repurchase of Partnership Units	(189,498)	(457,338)
Net Cash Provided By (Used For) Financing Activities	(1,321,709)	(1,619,170)

Net Increase (Decrease) in Cash	(1,916,738)	1,239,405

Cash, beginning of year	3,069,560	1,830,155

Cash, end of year	$1,152,822	$3,069,560

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,231,125

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$7,047	13,527,552	13,534,599	20,986.82

Distributions Declared	(11,502)	(1,138,707)	(1,150,209)

Repurchase of Partnership Units	(4,573)	(452,765)	(457,338)	(606.77)

Net Income	13,536	1,022,359	1,035,895

Balance, December 31, 2015	4,508	12,958,439	12,962,947	20,380.05

Distributions Declared	(11,284)	(1,117,188)	(1,128,472)

Repurchase of Partnership Units	(1,895)	(187,603)	(189,498)	(217.01)

Net Income	6,823	675,525	682,348

Balance, December 31, 2016	$(1,848)	$12,329,173	$12,327,325	20,163.04

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2013, and with few exceptions, is no longer subject to state tax examinations for tax years before 2013.

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

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The disposition of a property or classification of a property as Real Estate Held for Sale by the Partnership does not represent a strategic shift that will have a major effect on the Partnership's operations and financial results.  Therefore, the results from operating and selling the property are included in continuing operations.

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
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2016 and 2015.

Fair Value Measurements

As of December 31, 2016 and 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2016 and 2015.

Reportable Segments

The Partnership invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Partnership evaluates operating performance on an overall portfolio basis.  Therefore, the Partnership's properties are classified as one reportable segment.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store (50% --– AEI Income & Growth Fund XXI Limited Partnership) and Staples store (70% --– AEI Income & Growth Fund 27 LLC).

During 2015, the Partnership sold its 47% interest in the Tractor Supply Company store in Starkville, Mississippi.  The remaining interest in the property that was owned by an affiliated entity, AEI Income & Growth Fund 26 LLC, was also sold in 2015.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2016	2015

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$175,093	$227,083

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$81,428	$176,243

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$47,902	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$0	$52,182

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The Partnership's properties are commercial, single-tenant buildings.  The Red Robin restaurant was constructed in 1984 and acquired in 1994.  The KinderCare daycare center was constructed in 1999 and acquired in 2002.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Staples store was constructed in 2008 and acquired in 2009.  The Family Dollar store was constructed and acquired in 2012.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  The Dollar Tree store was constructed in 2015 and acquired in 2016.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2016 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Red Robin, Colorado Springs, CO	$905,980	$1,323,210	$2,229,190	$1,008,949
KinderCare, Mayfield Heights, OH	289,266	1,117,792	1,407,058	541,822
Jared Jewelry, Hanover, MD	861,052	1,128,053	1,989,105	484,124
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	719,959
Family Dollar, Mobile, AL	300,000	635,489	935,489	94,442
Fresenius Medical Center, Green, OH	400,000	1,717,051	2,117,051	119,241
Dollar Tree, Indianapolis, IN	410,000	1,087,714	1,497,714	34,746
	$4,048,298	$9,841,947	$13,890,245	$3,003,283

For the years ended December 31, 2016 and 2015, the Partnership recognized depreciation expense of $326,554 and $299,041, respectively.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2016		2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 91 and 96 months, respectively)	$675,154	$155,679	$433,794	$89,651

Above-Market Lease Intangibles (weighted average life of 66 and 78 months, respectively)	284,566	126,741	284,566	98,045
Acquired Intangible Lease Assets	$959,720	$282,420	$718,360	$187,696

For the years ended December 31, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $66,028 and $43,142 and the decrease to rental income for above-market leases was $28,696 and $28,696, respectively.  For lease intangibles not held for sale as of December 31, 2016, the estimated amortization expense is $68,108 and the estimated decrease to rental income for above-market leases is $28,696 for each of the next five succeeding years.

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
DECEMBER 31, 2016 AND 2015

(4)  Real Estate Investments – (Continued)

In December 2014, the Partnership and three of the other co-owners of the HomeTown Buffet restaurant (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  The Partnership's share of the legal and other costs incurred related to the legal action ($89,295 through December 31, 2015) were expensed in 2015.  During 2016, the Partnership incurred additional costs of $20,160 that were expensed.  The Plaintiffs will attempt to collect the judgment from the Defendant.  Unless the Defendant voluntarily pays the judgment, which is unlikely, the timing and ability to collect the judgment are uncertain at this time.  As a result, the Partnership did not accrue a receivable for the judgment amount.

For properties owned as of December 31, 2016, the minimum future rent payments required by the leases are as follows:
2017	$1,340,711
2018	1,227,651
2019	972,827
2020	975,021
2021	983,740
Thereafter	3,336,216
$8,836,166

There were no contingent rents recognized in 2016 and 2015.

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
DECEMBER 31, 2016 AND 2015

(5) Equity Method Investment – (Continued)

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Partnership's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  As of December 31, 2015, the investment balance consisted of the following:

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

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2016	2015

Red Robin West, Inc.	Restaurant	$341,250	$341,250
Staples the Office Superstore East, Inc.	Retail	308,315	308,315
Dollar Tree / Family Dollar Group	Retail	206,409	N/A
Sterling Jewelers Inc.	Retail	191,328	185,406
Bio-Medical Applications of Ohio, Inc.	Medical	166,939	164,851
KinderCare Learning Centers LLC	Retail	161,684	161,684
Aggregate rental income of major tenants		$1,375,925	$1,161,506
Aggregate rental income of major tenants as a percentage of total rental income		100%	90%

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(7)  Partners' Capital –

For the years ended December 31, 2016 and 2015, the Partnership declared distributions of $1,128,472 and $1,150,209, respectively.  The Limited Partners received distributions of $1,117,188 and $1,138,707 and the General Partners received distributions of $11,284 and $11,502 for the years, respectively.  The Limited Partners' distributions represented $55.12 and $55.15 per Limited Partnership Unit outstanding using 20,268 and 20,646 weighted average Units in 2016 and 2015, respectively.  The distributions represented $24.03 and $27.30 per Unit of Net Income and $31.09 and $27.85 per Unit of return of capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $170,971 and $650,269 in 2016 and 2015, respectively.  The Limited Partners received distributions of $169,261 and $643,766 and the General Partners received distributions of $1,710 and $6,503 for the years, respectively.  The Limited Partners' distributions represented $8.36 and $31.39 per Unit for the years, respectively.

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

During 2016, the Partnership repurchased a total of 217.01 Units for $187,603 from 12 Limited Partners in accordance with the Partnership Agreement.  During 2015, the Partnership repurchased a total of 606.77 Units for $452,765 from 52 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $1,895 and $4,573 in 2016 and 2015, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2016	2015

Net Income for Financial Reporting Purposes	$682,348	$1,035,895

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	120,071	92,973

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	47,902	0

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(26,088)

Property Expenses for Tax Purposes Over Expenses for Financial Reporting Purposes	0	(8,934)

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(141,565)
Taxable Income to Partners	$850,321	$952,281

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2016	2015

Partners' Capital for Financial Reporting Purposes	$12,327,325	$12,962,947

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	926,550	758,577

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	13,474	13,474

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$16,538,622	$17,006,271

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 72, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2017.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 57, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2017.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2016.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2016 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2017:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2016 and 2015.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2016, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2016.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2016

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,125,874

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,713,780

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,028,493

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$339,710

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$58,093

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2016 and 2015:

Fee Category	2016	2015

Audit Fees	$19,300	$19,050
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,300	$19,050

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

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 29, 2017	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2017
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2017
Patrick W. Keene	(Principal Accounting Officer)