Form 10-Q
period 2017-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2017-05-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2017 and December 31, 2016	3

	Statements for the Three Months ended March 31, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,237,331	$1,152,822
Receivables	35,704	0
Total Current Assets	1,273,035	1,152,822

Real Estate Investments:
Land	3,759,032	4,048,298
Buildings	8,724,155	9,841,947
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	13,442,907	14,849,965
Accumulated Depreciation and Amortization	(2,840,783)	(3,285,703)
Real Estate Held for Investment, Net	10,602,124	11,564,262
Real Estate Held for Sale	855,921	0
Total Real Estate Investments	11,458,045	11,564,262
Total Assets	$12,731,080	$12,717,084

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$120,059	$94,166
Distributions Payable	279,800	282,119
Unearned Rent	81,720	13,474
Total Current Liabilities	481,579	389,759

Partners' Capital (Deficit):
General Partners	(2,626)	(1,848)
Limited Partners – 24,000 Units authorized; 20,163 Units issued and outstanding as of 3/31/2017 and 12/31/2016	12,252,127	12,329,173
Total Partners' Capital	12,249,501	12,327,325
Total Liabilities and Partners' Capital	$12,731,080	$12,717,084

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2017	2016

Rental Income	$347,951	$340,581

Expenses:
Partnership Administration – Affiliates	48,256	46,220
Partnership Administration and Property Management – Unrelated Parties	35,173	18,605
Property Acquisition	0	47,254
Depreciation and Amortization	99,043	95,453
Total Expenses	182,472	207,532

Operating Income	165,479	133,049

Other Income:
Miscellaneous Income	35,705	0
Interest Income	792	1,008
Total Other Income	36,497	1,008

Net Income	$201,976	$134,057

Net Income Allocated:
General Partners	$2,020	$1,341
Limited Partners	199,956	132,716
Total	$201,976	$134,057

Net Income per Limited Partnership Unit	$9.92	$6.51

Weighted Average Units Outstanding – Basic and Diluted	20,163	20,380

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net Income	$201,976	$134,057

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	106,217	102,627
(Increase) Decrease in Receivables	(35,704)	9,031
Increase (Decrease) in Payable to AEI Fund Management, Inc.	25,893	20,079
Increase (Decrease) in Unearned Rent	68,246	68,071
Total Adjustments	164,652	199,808
Net Cash Provided By (Used For) Operating Activities	366,628	333,865

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,739,074)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(282,119)	(285,858)

Net Increase (Decrease) in Cash	84,509	(1,691,067)

Cash, beginning of period	1,152,822	3,069,560

Cash, end of period	$1,237,331	$1,378,493

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$4,508	$12,958,439	$12,962,947	20,380.05

Distributions Declared	(2,821)	(279,295)	(282,116)

Net Income	1,341	132,716	134,057

Balance, March 31, 2016	$3,028	$12,811,860	$12,814,888	20,380.05

Balance, December 31, 2016	$(1,848)	$12,329,173	$12,327,325	20,163.04

Distributions Declared	(2,798)	(277,002)	(279,800)

Net Income	2,020	199,956	201,976

Balance, March 31, 2017	$(2,626)	$12,252,127	$12,249,501	20,163.04

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017
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

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $43,350 that will be capitalized.  In addition, beginning on July 1, 2017, the tenant will receive free rent for three months that equals $40,421.  The Partnership has decided to sell the property and classified it as Real Estate Held for Sale at March 31, 2017 with a carrying value of $855,921.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement ($35,705) was accrued as Miscellaneous Income at March 31, 2017.  Under the agreement, the Defendant has until June 20, 2017 to pay the settlement amount.

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  The Defendant has 30 days to respond and the Plaintiffs will have time to  respond to the Defendant's motion.  The judge will then set an award for Plaintiffs' legal costs, unless one of the parties requests a hearing on the matter.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through March 31, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $129,388.  For the three months ended March 31, 2017 and 2016, the legal and other costs were $19,933 and $5,993, respectively.

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

(5)  Partners' Capital –

For the three months ended March 31, 2017 and 2016, the Partnership declared distributions of $279,800 and $282,116, respectively.  The Limited Partners received distributions of $277,002 and $279,295 and the General Partners received distributions of $2,798 and $2,821 for the periods, respectively.  The Limited Partners' distributions represented $13.74 and $13.70 per Limited Partnership Unit outstanding using 20,163 and 20,380 weighted average Units in 2017 and 2016, respectively.  The distributions represented $9.92 and $6.51 per Unit of Net Income and $3.82 and $7.19 per Unit of return of capital in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of March 31, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2017 and 2016, the Partnership recognized rental income of $347,951 and $340,581, respectively.  In 2017, rental income increased due to additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2017, the Partnership expects to recognize rental income from continuing operations of approximately $1,352,000 in 2017.

For the three months ended March 31, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $48,256 and $46,220, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,173 and $18,605, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

For the three months ended March 31, 2016, the Partnership incurred property acquisition expenses of $47,254 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement ($35,705) was accrued as Miscellaneous Income at March 31, 2017.  Under the agreement, the Defendant has until June 20, 2017 to pay the settlement amount.

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  The Defendant has 30 days to respond and the Plaintiffs will have time to respond to the Defendant's motion.  The judge will then set an award for Plaintiffs' legal costs, unless one of the parties requests a hearing on the matter.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through March 31, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $129,388.  For the three months ended March 31, 2017 and 2016, the legal and other costs were $19,933 and $5,993, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $43,350 that will be capitalized.  In addition, beginning on July 1, 2017, the tenant will receive free rent for three months that equals $40,421.  The Partnership has decided to sell the property and classified it as Real Estate Held for Sale at March 31, 2017 with a carrying value of $855,921.

For the three months ended March 31, 2017 and 2016, the Partnership recognized interest income of $792 and $1,008, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2017, the Partnership's cash balances increased $84,509 as a result of cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2016, the Partnership's cash balances decreased $1,691,067 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities increased from $333,865 in 2016 to $366,628 in 2017 as a result of an increase in total rental and interest income in 2017 and a decrease in acquisition expenses in 2016, which were partially offset by an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $47,254 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2016, the Partnership expended $1,739,074 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2015.

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

For the three months ended March 31, 2017 and 2016, the Partnership declared distributions of $279,800 and $282,116, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $277,002 and $279,295 and the General Partners received distributions of $2,798 and $2,821 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2017 and 2016, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 12, 2017	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)