Form 10-Q
period 2017-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2017-08-11
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2017 and December 31, 2016	3

	Statements for the Periods ended June 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		18

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,139,950	$1,152,822

Real Estate Investments:
Land	3,759,032	4,048,298
Buildings	8,724,155	9,841,947
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	13,442,907	14,849,965
Accumulated Depreciation and Amortization	(2,937,685)	(3,285,703)
Real Estate Held for Investment, Net	10,505,222	11,564,262
Real Estate Held for Sale	899,271	0
Total Real Estate Investments	11,404,493	11,564,262
Total Assets	$12,544,443	$12,717,084

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$63,805	$94,166
Distributions Payable	279,801	282,119
Unearned Rent	68,247	13,474
Total Current Liabilities	411,853	389,759

Partners' Capital (Deficit):
General Partners	(3,795)	(1,848)
Limited Partners – 24,000 Units authorized; 20,134 and 20,163 Units issued and outstanding as of 6/30/2017 and 12/31/2016, respectively	12,136,385	12,329,173
Total Partners' Capital	12,132,590	12,327,325
Total Liabilities and Partners' Capital	$12,544,443	$12,717,084

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Rental Income	$348,302	$343,140	$696,253	$683,721

Expenses:
Partnership Administration – Affiliates	42,082	46,233	90,338	92,453
Partnership Administration and Property Management – Unrelated Parties	28,347	28,528	63,520	47,133
Property Acquisition	0	648	0	47,902
Depreciation and Amortization	89,728	99,043	188,771	194,496
Total Expenses	160,157	174,452	342,629	381,984

Operating Income	188,145	168,688	353,624	301,737

Other Income:
Miscellaneous Income	0	0	35,705	0
Interest Income	743	811	1,535	1,819
Total Other Income	743	811	37,240	1,819

Net Income	$188,888	$169,499	$390,864	$303,556

Net Income Allocated:
General Partners	$1,889	$1,695	$3,909	$3,036
Limited Partners	186,999	167,804	386,955	300,520
Total	$188,888	$169,499	$390,864	$303,556

Net Income per Limited Partnership Unit	$9.29	$8.28	$19.20	$14.79

Weighted Average Units Outstanding – Basic and Diluted	20,134	20,265	20,149	20,323

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$390,864	$303,556

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	203,119	208,844
(Increase) Decrease in Receivables	0	9,031
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(30,361)	128
Increase (Decrease) in Unearned Rent	54,773	54,597
Total Adjustments	227,531	272,600
Net Cash Provided By (Used For) Operating Activities	618,395	576,156

Cash Flows from Investing Activities:
Investments in Real Estate	(43,350)	(1,739,074)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(561,919)	(567,974)
Repurchase of Partnership Units	(25,998)	(99,294)
Net Cash Provided By (Used For) Financing Activities	(587,917)	(667,268)

Net Increase (Decrease) in Cash	(12,872)	(1,830,186)

Cash, beginning of period	1,152,822	3,069,560

Cash, end of period	$1,139,950	$1,239,374

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$4,508	$12,958,439	$12,962,947	20,380.05

Distributions Declared	(5,643)	(558,592)	(564,235)

Repurchase of Partnership Units	(993)	(98,301)	(99,294)	(115.00)

Net Income	3,036	300,520	303,556

Balance, June 30, 2016	$908	$12,602,066	$12,602,974	20,265.05

Balance, December 31, 2016	$(1,848)	$12,329,173	$12,327,325	20,163.04

Distributions Declared	(5,596)	(554,005)	(559,601)

Repurchase of Partnership Units	(260)	(25,738)	(25,998)	(28.72)

Net Income	3,909	386,955	390,864

Balance, June 30, 2017	$(3,795)	$12,136,385	$12,132,590	20,134.32

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017
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

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant will receive free rent for three months that equals $40,421.  The Partnership has decided to sell the property.  At June 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,705.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that sets the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant filed a motion objecting to the amount determined by the judge.  The Plaintiffs have filed a response to the Defendant's motion and are waiting on a further ruling from the judge.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through June 30, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $135,395.  For the six months ended June 30, 2017 and 2016, the legal and other costs were $25,940 and $7,651, respectively.

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

(5)  Partners' Capital –

For the six months ended June 30, 2017 and 2016, the Partnership declared distributions of $559,601 and $564,235, respectively.  The Limited Partners received distributions of $554,005 and $558,592 and the General Partners received distributions of $5,596 and $5,643 for the periods, respectively.  The Limited Partners' distributions represented $27.50 and $27.49 per Limited Partnership Unit outstanding using 20,149 and 20,323 weighted average Units in 2017 and 2016, respectively.  The distributions represented $17.92 and $9.94 per Unit of Net Income and $9.58 and $17.55 per Unit of return of capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2015) of $107,756 in 2016.  The Limited Partners received distributions of $106,678 and the General Partners received distributions of $1,078.  The Limited Partners' distributions represented $5.26 per Unit.

On April 1, 2017, the Partnership repurchased a total of 28.72 Units for $25,738 from three Limited Partners in accordance with the Partnership Agreement.  On April 1, 2016, the Partnership repurchased a total of 115.00 Units for $98,301 from three Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $260 and $993 in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of June 30, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2017 and 2016, the Partnership recognized rental income of $696,253 and $683,721, respectively.  In 2017, rental income increased due to additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of July 31, 2017, the Partnership expects to recognize rental income from continuing operations of approximately $1,352,000 in 2017.

For the six months ended June 30, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $90,338 and $92,453, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $63,520 and $47,133, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

For the six months ended June 30, 2016, the Partnership incurred property acquisition expenses of $47,902 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages can be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,705.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that sets the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant filed a motion objecting to the amount determined by the judge.  The Plaintiffs have filed a response to the Defendant's motion and are waiting on a further ruling from the judge.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through June 30, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $135,395.  For the six months ended June 30, 2017 and 2016, the legal and other costs were $25,940 and $7,651, respectively.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant will receive free rent for three months that equals $40,421.  The Partnership has decided to sell the property.  At June 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

For the six months ended June 30, 2017 and 2016, the Partnership recognized interest income of $1,535 and $1,819, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2017, the Partnership's cash balances decreased $12,872 as a result of cash paid for a tenant improvement allowance, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units.  During the six months ended June 30, 2016, the Partnership's cash balances decreased $1,830,186 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $576,156 in 2016 to $618,395 in 2017 as a result of an increase in total rental and interest income in 2017 and a decrease in acquisition expenses in 2016, which were partially offset by an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $47,902 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales completed in 2015.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2017 and 2016, the Partnership expended $43,350 and $1,739,074, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the six months ended June 30, 2017 and 2016, the Partnership declared distributions of $559,601 and $564,235, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $554,005 and $558,592 and the General Partners received distributions of $5,596 and $5,643 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2015) of $107,756 in 2016.  The Limited Partners received distributions of $106,678 and the General Partners received distributions of $1,078.  The Limited Partners' distributions represented $5.26 per Unit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2017, the Partnership repurchased a total of 28.72 Units for $25,738 from three Limited Partners in accordance with the Partnership Agreement.  On April 1, 2016, the Partnership repurchased a total of 115.00 Units for $98,301 from three Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $260 and $993 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/17 to 4/30/17	28.72	$896.17	3,865.68(1)	(2)

5/1/17 to 5/31/17	--	--	--	--

6/1/17 to 6/30/17	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2017	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)