Form 10-Q
period 2017-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2017-11-13
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2017 and December 31, 2016	3

	Statements for the Periods ended September 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,187,635	$1,152,822

Real Estate Investments:
Land	3,759,032	4,048,298
Buildings	8,724,155	9,841,947
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	13,442,907	14,849,965
Accumulated Depreciation and Amortization	(3,034,587)	(3,285,703)
Real Estate Held for Investment, Net	10,408,320	11,564,262
Real Estate Held for Sale	899,271	0
Total Real Estate Investments	11,307,591	11,564,262
Total Assets	$12,495,226	$12,717,084

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$127,467	$94,166
Distributions Payable	279,801	282,119
Unearned Rent	67,604	13,474
Total Current Liabilities	474,872	389,759

Partners' Capital (Deficit):
General Partners	(4,918)	(1,848)
Limited Partners – 24,000 Units authorized; 20,134 and 20,163 Units issued and outstanding as of 9/30/2017 and 12/31/2016, respectively	12,025,272	12,329,173
Total Partners' Capital	12,020,354	12,327,325
Total Liabilities and Partners' Capital	$12,495,226	$12,717,084

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Rental Income	$307,881	$344,428	$1,004,134	$1,028,149

Expenses:
Partnership Administration – Affiliates	41,554	42,023	131,892	134,476
Partnership Administration and Property Management – Unrelated Parties	9,792	11,850	73,312	58,983
Property Acquisition	0	0	0	47,902
Depreciation and Amortization	89,728	99,043	278,499	293,539
Total Expenses	141,074	152,916	483,703	534,900

Operating Income	166,807	191,512	520,431	493,249

Other Income:
Miscellaneous Income	0	0	35,705	0
Interest Income	758	822	2,293	2,641
Total Other Income	758	822	37,998	2,641

Net Income	$167,565	$192,334	$558,429	$495,890

Net Income Allocated:
General Partners	$1,675	$1,923	$5,584	$4,959
Limited Partners	165,890	190,411	552,845	490,931
Total	$167,565	$192,334	$558,429	$495,890

Net Income per Limited Partnership Unit	$8.24	$9.40	$27.44	$24.18

Weighted Average Units Outstanding – Basic and Diluted	20,134	20,265	20,144	20,303

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$558,429	$495,890

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	300,021	315,061
(Increase) Decrease in Receivables	0	9,031
Increase (Decrease) in Payable to AEI Fund Management, Inc.	33,301	(6,264)
Increase (Decrease) in Unearned Rent	54,130	54,130
Total Adjustments	387,452	371,958
Net Cash Provided By (Used For) Operating Activities	945,881	867,848

Cash Flows from Investing Activities:
Investments in Real Estate	(43,350)	(1,739,074)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(841,720)	(850,093)
Repurchase of Partnership Units	(25,998)	(99,294)
Net Cash Provided By (Used For) Financing Activities	(867,718)	(949,387)

Net Increase (Decrease) in Cash	34,813	(1,820,613)

Cash, beginning of period	1,152,822	3,069,560

Cash, end of period	$1,187,635	$1,248,947

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$4,508	$12,958,439	$12,962,947	20,380.05

Distributions Declared	(8,464)	(837,890)	(846,354)

Repurchase of Partnership Units	(993)	(98,301)	(99,294)	(115.00)

Net Income	4,959	490,931	495,890

Balance, September 30, 2016	$10	$12,513,179	$12,513,189	20,265.05

Balance, December 31, 2016	$(1,848)	$12,329,173	$12,327,325	20,163.04

Distributions Declared	(8,394)	(831,008)	(839,402)

Repurchase of Partnership Units	(260)	(25,738)	(25,998)	(28.72)

Net Income	5,584	552,845	558,429

Balance, September 30, 2017	$(4,918)	$12,025,272	$12,020,354	20,134.32

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At September 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages could be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,705.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through September 30, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $137,396.  For the nine months ended September 30, 2017 and 2016, the legal and other costs were $27,941 and $11,202, respectively.

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

(5)  Partners' Capital –

For the nine months ended September 30, 2017 and 2016, the Partnership declared distributions of $839,402 and $846,354, respectively.  The Limited Partners received distributions of $831,008 and $837,890 and the General Partners received distributions of $8,394 and $8,464 for the periods, respectively.  The Limited Partners' distributions represented $41.25 and $41.27 per Limited Partnership Unit outstanding using 20,144 and 20,303 weighted average Units in 2017 and 2016, respectively.  The distributions represented $26.16 and $19.33 per Unit of Net Income and $15.09 and $21.94 per Unit of return of contributed capital in 2017 and 2016, respectively.

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

(6)  Fair Value Measurements –

As of September 30, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

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

Results of Operations

For the nine months ended September 30, 2017 and 2016, the Partnership recognized rental income of $1,004,134 and $1,028,149, respectively.  In 2017, rental income decreased due to the tenant of the KinderCare daycare center receiving free rent, as discussed below. This decrease was partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2017, the Partnership expects to recognize rental income from continuing operations of approximately $1,352,000 and $1,361,000 in 2017 and 2018, respectively.

For the nine months ended September 30, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $131,892 and $134,476, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $73,312 and $58,983, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

For the nine months ended September 30, 2016, the Partnership incurred property acquisition expenses of $47,902 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages could be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,705.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through September 30, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $137,396.  For the nine months ended September 30, 2017 and 2016, the legal and other costs were $27,941 and $11,202, respectively.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At September 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

For the nine months ended September 30, 2017 and 2016, the Partnership recognized interest income of $2,293 and $2,641, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2017, the Partnership's cash balances increased $34,813 as a result of cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units, which was partially offset by cash paid for a tenant improvement allowance.  During the nine months ended September 30, 2016, the Partnership's cash balances decreased $1,820,613 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $867,848 in 2016 to $945,881 in 2017 as a result of an increase in total rental and interest income in 2017, a decrease in acquisition expenses in 2016, and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2017.  During 2016, cash from operations was reduced by $47,902 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2017 and 2016, the Partnership expended $43,350 and $1,739,074, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2015.

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

For the nine months ended September 30, 2017 and 2016, the Partnership declared distributions of $839,402 and $846,354, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $831,008 and $837,890 and the General Partners received distributions of $8,394 and $8,464 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2017	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)