Form 10-K
period 2017-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2018-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2017

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
☐ Yes    ☒ No

As of June 30, 2017, there were 20,106.320 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,106,320.

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

Property Activity During the Last Three Years

As of December 31, 2014, the Partnership owned interests in eight properties with a total cost of $14,920,720.  During the year ended December 31, 2015, the Partnership sold two property interests and received net sale proceeds of $1,956,855, which resulted in net gains of $454,024.  During 2016, the Partnership expended $1,739,074 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2017, the Partnership owned interests in seven properties with a total cost of $14,893,315.

Major Tenants

During 2017, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 91% of total rental income in 2017.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2018.  The only exception is the tenant of the Red Robin restaurant will likely not continue to be a major tenant because the property is under contract to be sold in 2018.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2017.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Red Robin Restaurant Colorado Springs, CO	2/24/94	$2,229,190		Red Robin West, Inc.	$358,313	$49.22

KinderCare Daycare Center Mayfield Heights, OH	6/14/02	$1,450,408		KinderCare Learning Centers, Inc.	$161,684	$18.99

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$203,946	$70.22

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(1)	Staples the Office Superstore East, Inc.	$308,315	$23.38

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(1)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

Fresenius Medical Center			Bio-Medical Applications
Green, OH	12/3/14	$2,360,000	(1)	of Ohio, Inc.	$169,395	$16.09

Dollar Tree				Dollar Tree
Indianapolis, IN	1/8/16	$1,739,074	(1)	Stores, Inc.	$117,387	$12.47

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

ITEM 2.  PROPERTIES.  (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases for the KinderCare daycare center and Red Robin restaurant were extended to expire on June 30, 2022 and December 31, 2027, respectively.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.

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

At December 31, 2017, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2017, there were 1,319 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $11,192 and $11,284 were made to the General Partners and $1,108,011 and $1,117,188 were made to the Limited Partners for 2017 and 2016, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $99,067 and $169,261 in 2017 and 2016, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/17 to 10/31/17	119.02	$898.81	3,984.70(1)	(2)

11/1/17 to 11/30/17	--	--	--	--

12/1/17 to 12/31/17	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

At December 31, 2017, the estimated value of the Partnership's Units was $1,026 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Newmark Knight Frank, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

The expertise provided by these parties included brokerage, valuation, and appraisal services of commercial, net leased properties.  We provided each third-party valuation expert with a unique set of assets from the registrant's portfolio. In response, the third-party valuation experts provided cap rate analysis, and the logic behind such analysis, for each of the assets. Thereafter, we reviewed the analysis with the third-party valuation experts to fully understand the information presented. We then used this information, as well as our own independent analysis, to establish and/or confirm asset values.

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2017 by a capitalization rate the Managing General Partner believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Properties	$20,131,000	$19,829,000
Cash	1,080,000	1,159,000
Current Liabilities	(475,000)	(406,000)
Value attributable to the interest of the General Partners	(207,000)	(206,000)
Value attributable to the interest of the Limited Partners	$20,529,000	$20,376,000
Limited Partnership Units outstanding	20,015	20,163

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2017 and 2016, the Partnership recognized rental income of $1,352,436 and $1,375,925, respectively.  In 2017, rental income decreased due to the tenant of the KinderCare daycare center receiving free rent, as discussed below. This decrease was partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of February 28, 2018, the Partnership expects to recognize rental income from continuing operations of approximately $1,361,000 in 2018.

For the years ended December 31, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $173,481 and $175,093, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $93,166 and $81,428, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

For the year ended December 31, 2016, the Partnership incurred property acquisition expenses of $47,902 related to the purchase of the Dollar Tree store in Indianapolis, Indiana.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages could be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,704.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through December 31, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $138,426.  For the years ended December 31, 2017 and 2016, the legal and other costs were $28,971 and $20,160, respectively.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At December 31, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

For the years ended December 31, 2017 and 2016, the Partnership recognized interest income of $3,002 and $3,428, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2017, the Partnership's cash balances decreased $121,018 as a result of cash paid for a tenant improvement allowance, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2016, the Partnership's cash balances decreased $1,916,738 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $1,144,045 in 2016 to $1,177,908 in 2017 as a result of an increase in total income in 2017 and a decrease in acquisition expenses in 2016, which were partially offset by an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $47,902 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2017 and 2016, the Partnership expended $43,350 and $1,739,074, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2015.

On January 8, 2016, the Partnership purchased a Dollar Tree store in Indianapolis, Indiana for $1,739,074.  The property is leased to Dollar Tree Stores, Inc. under a lease agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $117,387.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In March 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $5,380,000, which will result in a net gain of approximately $4,207,500.

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

For the years ended December 31, 2017 and 2016, the Partnership declared distributions of $1,119,203 and $1,128,472, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,108,011 and $1,117,188 and the General Partners received distributions of $11,192 and $11,284 for the years, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2015) of $100,068 and $170,971 in 2017 and 2016, respectively.  The Limited Partners received distributions of $99,067 and $169,261 and the General Partners received distributions of $1,001 and $1,710 for the years, respectively.  The Limited Partners' distributions represented $4.95 and $8.36 per Unit for the years, respectively.

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

During 2017, the Partnership repurchased a total of 147.74 Units for $132,714 from 11 Limited Partners in accordance with the Partnership Agreement.  During 2016, the Partnership repurchased a total of 217.01 Units for $187,603 from 12 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 3,619.95 Units for $2,800,839 from 266 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $1,341 and $1,895 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2017 and 2016	18

Statements for the Years Ended December 31, 2017 and 2016:

Income	19

Cash Flows	20

Changes in Partners' Capital (Deficit)	21

Notes to Financial Statements	22 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2017 and 2016, and the related statements of income, partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership's auditor since 1992

Minneapolis, Minnesota
March 28, 2018

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2017	2016
Current Assets:
Cash	$1,031,804	$1,152,822

Real Estate Investments:
Land	3,759,032	4,048,298
Buildings	8,724,155	9,841,947
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	13,442,907	14,849,965
Accumulated Depreciation and Amortization	(3,131,489)	(3,285,703)
Real Estate Held for Investment, Net	10,311,418	11,564,262
Real Estate Held for Sale	899,271	0
Total Real Estate Investments	11,210,689	11,564,262
Total Assets	$12,242,493	$12,717,084

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$118,883	$94,166
Distributions Payable	279,801	282,119
Unearned Rent	13,474	13,474
Total Current Liabilities	412,158	389,759

Partners' Capital (Deficit):
General Partners	(6,818)	(1,848)
Limited Partners – 24,000 Units authorized; 20,015 and 20,163 Units issued and outstanding as of December 31, 2017 and 2016, respectively	11,837,153	12,329,173
Total Partners' Capital	11,830,335	12,327,325
Total Liabilities and Partners' Capital	$12,242,493	$12,717,084

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2017	2016

Rental Income	$1,352,436	$1,375,925

Expenses:
Partnership Administration – Affiliates	173,481	175,093
Partnership Administration and Property Management – Unrelated Parties	93,166	81,428
Property Acquisition	0	47,902
Depreciation and Amortization	368,227	392,582
Total Expenses	634,874	697,005

Operating Income	717,562	678,920

Other Income:
Miscellaneous Income	35,704	0
Interest Income	3,002	3,428
Total Other Income	38,706	3,428

Net Income	$756,268	$682,348

Net Income Allocated:
General Partners	$7,563	$6,823
Limited Partners	748,705	675,525
Total	$756,268	$682,348

Net Income per Limited Partnership Unit	$37.23	$33.33

Weighted Average Units Outstanding – Basic and Diluted	20,112	20,268

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016

Cash Flows from Operating Activities:
Net Income	$756,268	$682,348

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	396,923	421,278
(Increase) Decrease in Receivables	0	9,031
Increase (Decrease) in Payable to AEI Fund Management, Inc.	24,717	31,388
Total Adjustments	421,640	461,697
Net Cash Provided By (Used For) Operating Activities	1,177,908	1,144,045

Cash Flows from Investing Activities:
Investments in Real Estate	(43,350)	(1,739,074)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,121,521)	(1,132,211)
Repurchase of Partnership Units	(134,055)	(189,498)
Net Cash Provided By (Used For) Financing Activities	(1,255,576)	(1,321,709)

Net Increase (Decrease) in Cash	(121,018)	(1,916,738)

Cash, beginning of year	1,152,822	3,069,560

Cash, end of year	$1,031,804	$1,152,822

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$4,508	$12,958,439	$12,962,947	20,380.05

Distributions Declared	(11,284)	(1,117,188)	(1,128,472)

Repurchase of Partnership Units	(1,895)	(187,603)	(189,498)	(217.01)

Net Income	6,823	675,525	682,348

Balance, December 31, 2016	(1,848)	12,329,173	12,327,325	20,163.04

Distributions Declared	(11,192)	(1,108,011)	(1,119,203)

Repurchase of Partnership Units	(1,341)	(132,714)	(134,055)	(147.74)

Net Income	7,563	748,705	756,268

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2014, and with few exceptions, is no longer subject to state tax examinations for tax years before 2014.

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2017 and 2016.

Fair Value Measurements

As of December 31, 2017 and 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2017 and 2016.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is effective for the Partnership's fiscal year beginning January 1, 2018.  We evaluated the accounting, transition, and disclosure requirements of the standard and the adoption of this standard will not have a material impact on the financial statements as the Partnership earns substantially all of its revenue from lease contracts that fall within the scope of AIC Topic 840, which are not within the scope of the new revenue standard.  Additionally, we have historically disposed of properties for cash with no contingencies and no future investment in the properties.  Therefore, the new revenue standard will not impact the recognition of gain or loss from property sales.

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We are currently evaluating the accounting and disclosure requirements of the standard.  We expect the new standard will result in the majority of our real estate acquisitions to be considered asset acquisitions, whereby external acquisition costs related to these asset acquisitions will be capitalized.  Currently, the majority of our real estate acquisitions are considered acquisitions of businesses, whereby all acquisition-related costs are expensed as incurred.  We do not expect the standard to have a significant impact on the allocation of purchase price to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store (50% --– AEI Income & Growth Fund XXI Limited Partnership) and Staples store (70% --– AEI Income & Growth Fund 27 LLC).

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2017	2016

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$173,481	$175,093

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$93,166	$81,428

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$0	$47,902

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases for the KinderCare daycare center and Red Robin restaurant were extended to expire on June 30, 2022 and December 31, 2027, respectively.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

The Partnership's properties are commercial, single-tenant buildings.  The Red Robin restaurant was constructed in 1984 and acquired in 1994.  The KinderCare daycare center was constructed in 1999 and acquired in 2002.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Staples store was constructed in 2008 and acquired in 2009.  The Family Dollar store was constructed and acquired in 2012.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  The Dollar Tree store was constructed in 2015 and acquired in 2016.  There have been no costs capitalized as improvements subsequent to the acquisitions, except for $43,350 of tenant improvements related to the KinderCare daycare center.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2017 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Red Robin, Colorado Springs, CO	$905,980	$1,323,210	$2,229,190	$1,053,057
Jared Jewelry, Hanover, MD	861,052	1,128,053	1,989,105	521,724
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	814,379
Family Dollar, Mobile, AL	300,000	635,489	935,489	115,626
Fresenius Medical Center, Green, OH	400,000	1,717,051	2,117,051	176,477
Dollar Tree, Indianapolis, IN	410,000	1,087,714	1,497,714	71,002
	$3,759,032	$8,724,155	$12,483,187	$2,752,265

For the years ended December 31, 2017 and 2016, the Partnership recognized depreciation expense of $300,119 and $326,554, respectively.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 79 and 91 months, respectively)	$675,154	$223,787	$675,154	$155,679

Above-Market Lease Intangibles (weighted average life of 54 and 66 months, respectively)	284,566	155,437	284,566	126,741
Acquired Intangible Lease Assets	$959,720	$379,224	$959,720	$282,420

For the years ended December 31, 2017 and 2016, the value of in-place lease intangibles amortized to expense was $68,108 and $66,028, and the decrease to rental income for above-market leases was $28,696 and $28,696, respectively.  For lease intangibles not held for sale as of December 31, 2017, the estimated amortization expense is $68,108 and the estimated decrease to rental income for above-market leases is $28,696 for each of the next four succeeding years.  For the year ended December 31, 2022, the estimated amortization expense is $58,491 and the estimated decrease to rental income is $14,345.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At December 31, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In March 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $5,380,000, which will result in a net gain of approximately $4,207,500.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs are suing to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages could be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,704.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through December 31, 2017, the Partnership's share of the legal and other costs incurred related to the legal action was $138,426.  For the years ended December 31, 2017 and 2016, the legal and other costs were $28,971 and $20,160, respectively.

For properties owned as of December 31, 2017, the minimum future rent payments required by the leases are as follows:
2018	$1,389,335
2019	1,134,511
2020	1,136,705
2021	1,145,424
2022	815,083
Thereafter	2,601,975
$8,223,033

There were no contingent rents recognized in 2017 and 2016.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2017	2016

Red Robin West, Inc.	Restaurant	$341,250	$341,250
Staples the Office Superstore East, Inc.	Retail	308,315	308,315
Dollar Tree / Family Dollar Group	Retail	208,617	206,409
Sterling Jewelers Inc.	Retail	203,946	191,328
Bio-Medical Applications of Ohio, Inc.	Medical	169,045	166,939
KinderCare Learning Centers LLC	Retail	N/A	161,684
Aggregate rental income of major tenants		$1,231,173	$1,375,925
Aggregate rental income of major tenants as a percentage of total rental income		91%	100%

(6)  Partners' Capital –

For the years ended December 31, 2017 and 2016, the Partnership declared distributions of $1,119,203 and $1,128,472, respectively.  The Limited Partners received distributions of $1,108,011 and $1,117,188 and the General Partners received distributions of $11,192 and $11,284 for the years, respectively.  The Limited Partners' distributions represented $55.09 and $55.12 per Limited Partnership Unit outstanding using 20,112 and 20,268 weighted average Units in 2017 and 2016, respectively.  The distributions represented $30.60 and $24.03 per Unit of Net Income and $24.49 and $31.09 per Unit of return of capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2015) of $100,068 and $170,971 in 2017 and 2016, respectively.  The Limited Partners received distributions of $99,067 and $169,261 and the General Partners received distributions of $1,001 and $1,710 for the years, respectively.  The Limited Partners' distributions represented $4.95 and $8.36 per Unit for the years, respectively.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(6)  Partners' Capital – (Continued)

During 2017, the Partnership repurchased a total of 147.74 Units for $132,714 from 11 Limited Partners in accordance with the Partnership Agreement.  During 2016, the Partnership repurchased a total of 217.01 Units for $187,603 from 12 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $1,341 and $1,895 in 2017 and 2016, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2017	2016

Net Income for Financial Reporting Purposes	$756,268	$682,348

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	96,408	120,071

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	47,902
Taxable Income to Partners	$852,676	$850,321

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2017	2016

Partners' Capital for Financial Reporting Purposes	$11,830,335	$12,327,325

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,022,958	926,550

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	13,474	13,474

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$16,138,040	$16,538,622

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 73, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2018.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 58, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2018.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2017.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2017 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2018:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2017 and 2016.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2017, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2017.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2017

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,125,874

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,887,261

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,028,493

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$351,242

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$59,094

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2017 and 2016:

Fee Category	2017	2016

Audit Fees	$19,950	$19,300
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,950	$19,300

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

10.8	Purchase and Sale Agreement dated March 20, 2018 between the Partnership and Sarex AA LLC relating to the Property at 1410 Jamboree Drive, Colorado Springs, Colorado.

31.1	Certification of Chief Executive Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 28, 2018	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2018
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2018
Patrick W. Keene	(Principal Accounting Officer)