Form 10-Q
period 2018-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2018-05-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2018 and December 31, 2017	3

	Statements for the Three Months ended March 31, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,139,025	$1,031,804

Real Estate Investments:
Land	2,853,052	3,759,032
Buildings	7,400,945	8,724,155
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	11,213,717	13,442,907
Accumulated Depreciation and Amortization	(2,164,307)	(3,131,489)
Real Estate Held for Investment, Net	9,049,410	10,311,418
Real Estate Held for Sale	2,071,728	899,271
Total Real Estate Investments	11,121,138	11,210,689
Total Assets	$12,260,163	$12,242,493

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$163,228	$118,883
Distributions Payable	279,801	279,801
Unearned Rent	53,458	13,474
Total Current Liabilities	496,487	412,158

Partners' Capital (Deficit):
General Partners	(7,485)	(6,818)
Limited Partners – 24,000 Units authorized; 20,015 Units issued and outstanding as of 3/31/2018 and 12/31/2017	11,771,161	11,837,153
Total Partners' Capital	11,763,676	11,830,335
Total Liabilities and Partners' Capital	$12,260,163	$12,242,493

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2018	2017

Rental Income	$352,743	$347,951

Expenses:
Partnership Administration – Affiliates	41,591	48,256
Partnership Administration and Property Management – Unrelated Parties	16,390	35,173
Depreciation and Amortization	82,377	99,043
Total Expenses	140,358	182,472

Operating Income	212,385	165,479

Other Income:
Miscellaneous Income	0	35,704
Interest Income	757	793
Total Other Income	757	36,497

Net Income	$213,142	$201,976

Net Income Allocated:
General Partners	$2,131	$2,020
Limited Partners	211,011	199,956
Total	$213,142	$201,976

Net Income per Limited Partnership Unit	$10.54	$9.92

Weighted Average Units Outstanding – Basic and Diluted	20,015	20,163

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2018	2017
Cash Flows from Operating Activities:
Net Income	$213,142	$201,976

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	89,551	106,217
(Increase) Decrease in Receivables	0	(35,704)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	44,345	25,893
Increase (Decrease) in Unearned Rent	39,984	68,246
Total Adjustments	173,880	164,652
Net Cash Provided By (Used For) Operating Activities	387,022	366,628

Cash Flows from Financing Activities:
Distributions Paid to Partners	(279,801)	(282,119)

Net Increase (Decrease) in Cash	107,221	84,509

Cash, beginning of period	1,031,804	1,152,822

Cash, end of period	$1,139,025	$1,237,331

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(1,848)	$12,329,173	$12,327,325	20,163.04

Distributions Declared	(2,798)	(277,002)	(279,800)

Net Income	2,020	199,956	201,976

Balance, March 31, 2017	$(2,626)	$12,252,127	$12,249,501	20,163.04

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

Distributions Declared	(2,798)	(277,003)	(279,801)

Net Income	2,131	211,011	213,142

Balance, March 31, 2018	$(7,485)	$11,771,161	$11,763,676	20,015.30

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Recently Adopted Accounting Pronouncements –

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

Management has concluded that all of the Partnership's material revenue streams fall outside of the scope of this guidance.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  During 2018, the Partnership selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management has concluded that the majority of total revenues consist of rental income from leasing arrangements, which are specifically excluded from the standard.  The Partnership analyzed its remaining revenue streams, inclusive of gains and losses on real estate sales, and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Partnership's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred.  During 2018, the Partnership has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on its financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Investments –

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At March 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In March 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $5,380,000.  The buyer subsequently withdrew the offer and cancelled the agreement. The Partnership continues to seek a buyer for the property.  At March 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,172,457.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Investments – (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through March 31, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $138,664.  For the three months ended March 31, 2018 and 2017, the legal and other costs were $238 and $19,933, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners' Capital –

For the three months ended March 31, 2018 and 2017, the Partnership declared distributions of $279,801 and $279,800, respectively.  The Limited Partners received distributions of $277,003 and $277,002 and the General Partners received distributions of $2,798 and $2,798 for the periods, respectively.  The Limited Partners' distributions represented $13.84 and $13.74 per Limited Partnership Unit outstanding using 20,015 and 20,163 weighted average Units in 2018 and 2017, respectively.  The distributions represented $10.54 and $9.92 per Unit of Net Income and $3.30 and $3.82 per Unit of return of capital in 2018 and 2017, respectively.

(7)  Fair Value Measurements –

As of March 31, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2018 and 2017, the Partnership recognized rental income of $352,743 and $347,951, respectively.  In 2018, rental income increased due to rent increases on two properties. Based on the scheduled rent for the properties as of April 30, 2018, the Partnership expects to recognize rental income from continuing operations of approximately $1,361,000 in 2018.

For the three months ended March 31, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $41,591 and $48,256, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,390 and $35,173, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2018, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through March 31, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $138,664.  For the three months ended March 31, 2018 and 2017, the legal and other costs were $238 and $19,933, respectively.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At March 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

For the three months ended March 31, 2018 and 2017, the Partnership recognized interest income of $757 and $793, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2018 and 2017, the Partnership's cash balances increased $107,221 and $84,509, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities increased from $366,628 in 2017 to $387,022 in 2018 as a result of a decrease in Partnership administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total income in 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2018 and 2017, the Partnership did not complete any property acquisitions or property sales.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In March 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $5,380,000.  The buyer subsequently withdrew the offer and cancelled the agreement. The Partnership continues to seek a buyer for the property.  At March 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,172,457.

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

For the three months ended March 31, 2018 and 2017, the Partnership declared distributions of $279,801 and $279,800, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $277,003 and $277,002 and the General Partners received distributions of $2,798 and $2,798 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2018 and 2017, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1
Purchase and Sale Agreement dated March 20, 2018 between the Partnership and Sarex AA LLC relating to the Property at 1410 Jamboree Drive, Colorado Springs, Colorado (incorporated by reference to Exhibit 10.8 of Form 10-K filed March 28, 2018).

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

Dated: May 14, 2018	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)