Form 10-Q
period 2018-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2018-08-13
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2018 and December 31, 2017	3

	Statements for the Periods ended June 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,040,813	$1,031,804

Real Estate Investments:
Land	2,853,052	3,759,032
Buildings	7,400,945	8,724,155
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	11,213,717	13,442,907
Accumulated Depreciation and Amortization	(2,250,182)	(3,131,489)
Real Estate Held for Investment, Net	8,963,535	10,311,418
Real Estate Held for Sale	2,071,728	899,271
Total Real Estate Investments	11,035,263	11,210,689
Total Assets	$12,076,076	$12,242,493

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$116,035	$118,883
Distributions Payable	279,798	279,801
Unearned Rent	83,318	13,474
Total Current Liabilities	479,151	412,158

Partners' Capital (Deficit):
General Partners	(9,152)	(6,818)
Limited Partners – 24,000 Units authorized; 19,908 and 20,015 Units issued and outstanding as of 6/30/2018 and 12/31/2017, respectively	11,606,077	11,837,153
Total Partners' Capital	11,596,925	11,830,335
Total Liabilities and Partners' Capital	$12,076,076	$12,242,493

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Rental Income	$353,094	$348,302	$705,837	$696,253

Expenses:
Partnership Administration – Affiliates	37,505	42,082	79,096	90,338
Partnership Administration and Property Management – Unrelated Parties	26,590	28,347	42,980	63,520
Depreciation and Amortization	78,701	89,728	161,078	188,771
Total Expenses	142,796	160,157	283,154	342,629

Operating Income	210,298	188,145	422,683	353,624

Other Income:
Miscellaneous Income	0	0	0	35,705
Interest Income	1,567	743	2,324	1,535
Total Other Income	1,567	743	2,324	37,240

Net Income	$211,865	$188,888	$425,007	$390,864

Net Income Allocated:
General Partners	$2,119	$1,889	$4,250	$3,909
Limited Partners	209,746	186,999	420,757	386,955
Total	$211,865	$188,888	$425,007	$390,864

Net Income per Limited Partnership Unit	$10.54	$9.29	$21.08	$19.20

Weighted Average Units Outstanding – Basic and Diluted	19,908	20,134	19,962	20,149

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$425,007	$390,864

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	175,426	203,119
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(2,848)	(30,361)
Increase (Decrease) in Unearned Rent	69,844	54,773
Total Adjustments	242,422	227,531
Net Cash Provided By (Used For) Operating Activities	667,429	618,395

Cash Flows from Investing Activities:
Investments in Real Estate	0	(43,350)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(559,603)	(561,919)
Repurchase of Partnership Units	(98,817)	(25,998)
Net Cash Provided By (Used For) Financing Activities	(658,420)	(587,917)

Net Increase (Decrease) in Cash	9,009	(12,872)

Cash, beginning of period	1,031,804	1,152,822

Cash, end of period	$1,040,813	$1,139,950

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(1,848)	$12,329,173	$12,327,325	20,163.04

Distributions Declared	(5,596)	(554,005)	(559,601)

Repurchase of Partnership Units	(260)	(25,738)	(25,998)	(28.72)

Net Income	3,909	386,955	390,864

Balance, June 30, 2017	$(3,795)	$12,136,385	$12,132,590	20,134.32

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

Distributions Declared	(5,596)	(554,004)	(559,600)

Repurchase of Partnership Units	(988)	(97,829)	(98,817)	(107.56)

Net Income	4,250	420,757	425,007

Balance, June 30, 2018	$(9,152)	$11,606,077	$11,596,925	19,907.74

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018
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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Investments –

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At June 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In March 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $5,380,000.  The buyer subsequently withdrew the offer and cancelled the agreement. The Partnership continues to seek a buyer for the property.  At June 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,172,457.

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent will decrease from $308,315 to $214,480 effective November 1, 2018.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Investments – (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through June 30, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $138,885.  For the six months ended June 30, 2018 and 2017, the legal and other costs were $459 and $25,940, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners' Capital –

For the six months ended June 30, 2018 and 2017, the Partnership declared distributions of $559,600 and $559,601, respectively.  The Limited Partners received distributions of $554,004 and $554,005 and the General Partners received distributions of $5,596 and $5,596 for the periods, respectively.  The Limited Partners' distributions represented $27.75 and $27.50 per Limited Partnership Unit outstanding using 19,962 and 20,149 weighted average Units in 2018 and 2017, respectively.  The distributions represented $16.17 and $17.92 per Unit of Net Income and $11.58 and $9.58 per Unit of return of capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2015) of $57,983 in 2018.  The Limited Partners received distributions of $57,403 and the General Partners received distributions of $580.  The Limited Partners' distributions represented $2.88 per Unit.

On April 1, 2018, the Partnership repurchased a total of 107.56 Units for $97,829 from nine Limited Partners in accordance with the Partnership Agreement.  On April 1, 2017, the Partnership repurchased a total of 28.72 Units for $25,738 from three Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $988 and $260 in 2018 and 2017, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of June 30, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the six months ended June 30, 2018 and 2017, the Partnership recognized rental income of $705,837 and $696,253, respectively.  In 2018, rental income increased due to rent increases on two properties. Based on the scheduled rent for the properties as of July 31, 2018, the Partnership expects to recognize rental income from continuing operations of approximately $1,397,000 in 2018.

For the six months ended June 30, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $79,096 and $90,338, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $42,980 and $63,520, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2018, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the Court of Appeals.  The Plaintiffs are waiting to find out if the Court will hear the appeal.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through June 30, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $138,885.  For the six months ended June 30, 2018 and 2017, the legal and other costs were $459 and $25,940, respectively.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  At June 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent will decrease from $308,315 to $214,480 effective November 1, 2018.

For the six months ended June 30, 2018 and 2017, the Partnership recognized interest income of $2,324 and $1,535, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2018, the Partnership's cash balances increased $9,009 as a result of cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units.  During the six months ended June 30, 2017, the Partnership's cash balances decreased $12,872 as a result of cash paid for a tenant improvement allowance, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units.

Net cash provided by operating activities increased from $618,395 in 2017 to $667,429 in 2018 as a result of a decrease in Partnership administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total income in 2018.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2017, the Partnership expended $43,350 to invest in real properties.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In March 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $5,380,000.  The buyer subsequently withdrew the offer and cancelled the agreement. The Partnership continues to seek a buyer for the property.  At June 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,172,457.

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

For the six months ended June 30, 2018 and 2017, the Partnership declared distributions of $559,600 and $559,601, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $554,004 and $554,005 and the General Partners received distributions of $5,596 and $5,596 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2015) of $57,983 in 2018.  The Limited Partners received distributions of $57,403 and the General Partners received distributions of $580.  The Limited Partners' distributions represented $2.88 per Unit.

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

On April 1, 2018, the Partnership repurchased a total of 107.56 Units for $97,829 from nine Limited Partners in accordance with the Partnership Agreement.  On April 1, 2017, the Partnership repurchased a total of 28.72 Units for $25,738 from three Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $988 and $260 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/18 to 4/30/18	107.56	$909.53	4,092.25(1)	(2)

5/1/18 to 5/31/18	--	--	--	--

6/1/18 to 6/30/18	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2018	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)