Form 10-Q
period 2018-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2018-11-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Statements for the Periods ended September 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,038,948	$1,031,804

Real Estate Investments:
Land	2,853,052	3,759,032
Buildings	7,400,945	8,724,155
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	11,213,717	13,442,907
Accumulated Depreciation and Amortization	(2,336,057)	(3,131,489)
Real Estate Held for Investment, Net	8,877,660	10,311,418
Real Estate Held for Sale	2,071,728	899,271
Total Real Estate Investments	10,949,388	11,210,689
Total Assets	$11,988,336	$12,242,493

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$126,915	$118,883
Distributions Payable	279,798	279,801
Unearned Rent	43,333	13,474
Total Current Liabilities	450,046	412,158

Partners' Capital (Deficit):
General Partners	(9,738)	(6,818)
Limited Partners – 24,000 Units authorized; 19,908 and 20,015 Units issued and outstanding as of 9/30/2018 and 12/31/2017, respectively	11,548,028	11,837,153
Total Partners' Capital	11,538,290	11,830,335
Total Liabilities and Partners' Capital	$11,988,336	$12,242,493

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Rental Income	$353,094	$307,881	$1,058,931	$1,004,134

Expenses:
Partnership Administration – Affiliates	42,605	41,554	121,701	131,892
Partnership Administration and Property Management – Unrelated Parties	12,874	9,792	55,854	73,312
Depreciation and Amortization	78,701	89,728	239,779	278,499
Total Expenses	134,180	141,074	417,334	483,703

Operating Income	218,914	166,807	641,597	520,431

Other Income:
Miscellaneous Income	0	0	0	35,705
Interest Income	2,249	758	4,573	2,293
Total Other Income	2,249	758	4,573	37,998

Net Income	$221,163	$167,565	$646,170	$558,429

Net Income Allocated:
General Partners	$2,212	$1,675	$6,462	$5,584
Limited Partners	218,951	165,890	639,708	552,845
Total	$221,163	$167,565	$646,170	$558,429

Net Income per Limited Partnership Unit	$11.00	$8.24	$32.08	$27.44

Weighted Average Units Outstanding – Basic and Diluted	19,908	20,134	19,944	20,144

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$646,170	$558,429

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	261,301	300,021
Increase (Decrease) in Payable to AEI Fund Management, Inc.	8,032	33,301
Increase (Decrease) in Unearned Rent	29,859	54,130
Total Adjustments	299,192	387,452
Net Cash Provided By (Used For) Operating Activities	945,362	945,881

Cash Flows from Investing Activities:
Investments in Real Estate	0	(43,350)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(839,401)	(841,720)
Repurchase of Partnership Units	(98,817)	(25,998)
Net Cash Provided By (Used For) Financing Activities	(938,218)	(867,718)

Net Increase (Decrease) in Cash	7,144	34,813

Cash, beginning of period	1,031,804	1,152,822

Cash, end of period	$1,038,948	$1,187,635

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(1,848)	$12,329,173	$12,327,325	20,163.04

Distributions Declared	(8,394)	(831,008)	(839,402)

Repurchase of Partnership Units	(260)	(25,738)	(25,998)	(28.72)

Net Income	5,584	552,845	558,429

Balance, September 30, 2017	$(4,918)	$12,025,272	$12,020,354	20,134.32

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

Distributions Declared	(8,394)	(831,004)	(839,398)

Repurchase of Partnership Units	(988)	(97,829)	(98,817)	(107.56)

Net Income	6,462	639,708	646,170

Balance, September 30, 2018	$(9,738)	$11,548,028	$11,538,290	19,907.74

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Recently Issued Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership anticipates its first presentation of year-to-date quarterly changes in partners' capital will be included in its Form 10-Q for the quarter ended March 31, 2019.

(5)  Real Estate Investments –

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent was scheduled to remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  In October 2018, the Partnership entered into a second agreement with the tenant to extend the lease term 6.3 years to end on September 30, 2028.  The annual rent remains the same with a 10% increase scheduled for October 1, 2023.  In October 2018, as part of the agreement, the Partnership made a payment to the tenant of $100,000 that will be capitalized.  The General Partner believes that the additional lease term will increase the number of buyers interested in the property and increase the value of the property by more than the $100,000 paid to the tenant.  At September 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In August 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  On October 30, 2018, the sale closed with the Partnership receiving net proceeds of approximately $5,517,000, which resulted in a net gain of approximately $4,344,500.  At the time of sale, the cost and related accumulated depreciation was $2,229,190 and $1,056,733, respectively.  At September 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,172,457.

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent will decrease from $308,315 to $214,480 effective November 1, 2018.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(5)  Real Estate Investments – (Continued)

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

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the New Mexico Court of Appeals.  In September 2018, the Court of Appeals affirmed the attorneys' fees award.  The Plaintiffs are reviewing options to collect the award from the Defendant.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through September 30, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $139,044.  For the nine months ended September 30, 2018 and 2017, the legal and other costs were $618 and $27,941, respectively.

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(7)  Partners' Capital –

For the nine months ended September 30, 2018 and 2017, the Partnership declared distributions of $839,398 and $839,402, respectively.  The Limited Partners received distributions of $831,004 and $831,008 and the General Partners received distributions of $8,394 and $8,394 for the periods, respectively.  The Limited Partners' distributions represented $41.67 and $41.25 per Limited Partnership Unit outstanding using 19,944 and 20,144 weighted average Units in 2018 and 2017, respectively.  The distributions represented $27.17 and $26.16 per Unit of Net Income and $14.50 and $15.09 per Unit of return of capital in 2018 and 2017, respectively.

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

(8)  Fair Value Measurements –

As of September 30, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2018 and 2017, the Partnership recognized rental income of $1,058,931 and $1,004,134, respectively.  In 2018, rental income increased due to rent increases on two properties. In addition, in 2017, rental income was lower due to the tenant of the KinderCare daycare center receiving free rent, as discussed below.  Based on the scheduled rent for the properties as of October 31, 2018, the Partnership expects to recognize rental income from continuing operations of approximately $1,396,000 and $1,320,000 in 2018 and 2019, respectively.

For the nine months ended September 30, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $121,701 and $131,892, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $55,854 and $73,312, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2018, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that details the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the New Mexico Court of Appeals.  In September 2018, the Court of Appeals affirmed the attorneys' fees award.  The Plaintiffs are reviewing options to collect the award from the Defendant.  Due to the uncertainty of this situation, the Partnership did not accrue a receivable for the recovery of any legal costs.  Through September 30, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $139,044.  For the nine months ended September 30, 2018 and 2017, the legal and other costs were $618 and $27,941, respectively.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent was scheduled to remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  In October 2018, the Partnership entered into a second agreement with the tenant to extend the lease term 6.3 years to end on September 30, 2028.  The annual rent remains the same with a 10% increase scheduled for October 1, 2023.  In October 2018, as part of the agreement, the Partnership made a payment to the tenant of $100,000 that will be capitalized.  The General Partner believes that the additional lease term will increase the number of buyers interested in the property and increase the value of the property by more than the $100,000 paid to the tenant.  At September 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $899,271.

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent will decrease from $308,315 to $214,480 effective November 1, 2018.

For the nine months ended September 30, 2018 and 2017, the Partnership recognized interest income of $4,573 and $2,293, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2018, the Partnership's cash balances increased $7,144 as a result of cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units.  During the nine months ended September 30, 2017, the Partnership's cash balances increased $34,813 as a result of cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units, which was partially offset by cash paid for a tenant improvement allowance.

Net cash provided by operating activities decreased from $945,881 in 2017 to $945,362 in 2018 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total income in 2018 and a decrease in Partnership administration and property management expenses in 2018.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2017, the Partnership expended $43,350 to invest in real properties.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In August 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  On October 30, 2018, the sale closed with the Partnership receiving net proceeds of approximately $5,517,000, which resulted in a net gain of approximately $4,344,500.  At the time of sale, the cost and related accumulated depreciation was $2,229,190 and $1,056,733, respectively.  At September 30, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,172,457.

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

For the nine months ended September 30, 2018 and 2017, the Partnership declared distributions of $839,398 and $839,402, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $831,004 and $831,008 and the General Partners received distributions of $8,394 and $8,394 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2018	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)