Form 10-K
period 2018-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2019-03-29
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2018

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
☐ Yes    ☒ No

As of June 30, 2018, there were 19,879.748 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,879,748.

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

Property Activity During the Last Three Years

As of December 31, 2015, the Partnership owned interests in six properties with a total cost of $13,110,891.  During the year ended December 31, 2016, the Partnership expended $1,739,074 to purchase one additional property as it reinvested cash generated from property sales.  During 2018, the Partnership sold one property and received net sale proceeds of $5,516,851, which resulted in a net gain of $4,344,394.  As of December 31, 2018, the Partnership owned interests in six properties with a total cost of $12,764,125.

Major Tenants

During 2018, six tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 100% of total rental income in 2018.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2019 with the following exceptions.  The tenants of the Red Robin restaurant and the KinderCare daycare center will not continue to be major tenants because the properties were sold in 2018 and 2019, respectively.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts.  The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the General Partners attempt to diversify the properties by tenant and geographic location.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2018.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

KinderCare Daycare Center Mayfield Heights, OH	6/14/02	$1,450,408		KinderCare Learning Centers, Inc.	$161,684	$18.99

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$203,946	$70.22

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(1)	Staples the Office Superstore East, Inc.	$214,480	$16.27

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(1)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

Fresenius Medical Center			Bio-Medical Applications
Green, OH	12/3/14	$2,360,000	(1)	of Ohio, Inc.	$171,501	$16.29

Dollar Tree				Dollar Tree
Indianapolis, IN	1/8/16	$1,739,074	(1)	Stores, Inc.	$117,387	$12.47

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

ITEM 2.  PROPERTIES.  (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Staples retail store and KinderCare daycare center were extended to end on October 31, 2023 and September 30, 2028, respectively.

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

At December 31, 2018, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2018, there were 1,297 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $23,344 and $11,192 were made to the General Partners and $2,311,006 and $1,108,011 were made to the Limited Partners for 2018 and 2017, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $1,348,561 and $99,067 in 2018 and 2017, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/18 to 10/31/18	142.61	$831.19	4,234.86(1)	(2)

11/1/18 to 11/30/18	--	--	--	--

12/1/18 to 12/31/18	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

At December 31, 2018, the estimated value of the Partnership's Units was $969 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

•	Opinions of value from real estate brokerage firms
•	Appraisal reports from independent commercial property appraisers
•	Industry market reports from real estate brokerage and appraisal firms
•	Market values from comparable properties listed for sale or recently sold
•	Interviews with real estate brokers and tenants
•	Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2018 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Properties	$13,462,000	$20,131,000
Cash	6,336,000	1,080,000
Current Liabilities	(450,000)	(475,000)
Value attributable to the interest of the General Partners	(194,000)	(207,000)
Value attributable to the interest of the Limited Partners	$19,154,000	$20,529,000
Limited Partnership Units outstanding	19,765	20,015

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2018 and 2017, the Partnership recognized rental income of $1,334,741 and $1,352,436, respectively.  In 2018, rental income decreased due to the sale of one property in 2018 and a rent decrease related to the Staples store, as discussed below.  These decreases were partially offset by a rent increase on one property.  In addition, in 2017, rental income was lower due to the tenant of the KinderCare daycare center receiving free rent, as discussed below.  Based on the scheduled rent for the properties owned as of February 28, 2019, the Partnership expects to recognize rental income from continuing operations of approximately $811,000 in 2019.

For the years ended December 31, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $165,156 and $173,481, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $77,080 and $93,166, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2018, due to expenses related to the legal action involving the owners of the HomeTown Buffet restaurant, as discussed below.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs sued to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages could be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,705.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that detailed the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the New Mexico Court of Appeals.  In September 2018, the Court of Appeals affirmed the attorneys' fees award.  In January 2019, the Defendant paid the amount awarded by the judge.  At December 31, 2018, the Partnership accrued its share of this amount as Miscellaneous Income.  Through December 31, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $141,027.  For the years ended December 31, 2018 and 2017, the legal and other costs were $2,601 and $28,971, respectively.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent was scheduled to remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  In October 2018, the Partnership entered into a second agreement with the tenant to extend the lease term 6.3 years to end on September 30, 2028.  The annual rent remains the same with a 10% increase scheduled for October 1, 2023.  In October 2018, as part of the agreement, the Partnership made a lease incentive payment to the tenant of $100,000 that was capitalized.  The General Partner believes that the additional lease term increased the number of buyers interested in the property and increased the value of the property by more than the $100,000 paid to the tenant.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $999,271.

In December 2018, the Partnership entered into an agreement to sell the KinderCare daycare center to an unrelated third party.  On January 25, 2019, the sale closed with the Partnership receiving net proceeds of approximately $2,071,000, which resulted in a net gain of approximately $1,071,700.  At the time of sale, the cost and related accumulated depreciation was $1,550,408 and $551,137, respectively.

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent decreased from $308,315 to $214,480 effective November 1, 2018.

For the years ended December 31, 2018 and 2017, the Partnership recognized interest income of $18,824 and $3,002, respectively.  In 2018 interest income increased due to the Partnership having more money invested in a money market account due to a property sale and higher money market rates in 2018.

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

Liquidity and Capital Resources

During the year ended December 31, 2018, the Partnership's cash balances increased $5,184,309 as a result of cash generated from the sale of property, which was partially offset by cash paid to a tenant as part of a lease extension agreement, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the year ended December 31, 2017, the Partnership's cash balances decreased $121,018 as a result of cash paid for a tenant improvement allowance, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,177,908 in 2017 to $1,105,205 in 2018 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total income in 2018 and a decrease in Partnership administration and property management expenses in 2018.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2018 and 2017, the Partnership expended $100,000 and $43,350, respectively, to invest in real properties.  During the year ended December 31, 2018, the Partnership generated cash flow from the sale of real estate of $5,516,851.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In August 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  On October 30, 2018, the sale closed with the Partnership receiving net proceeds of $5,516,851, which resulted in a net gain of $4,344,394.  At the time of sale, the cost and related accumulated depreciation was $2,229,190 and $1,056,733, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2018 and 2017, the Partnership declared distributions of $2,334,350 and $1,119,203, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $2,311,006 and $1,108,011 and the General Partners received distributions of $23,344 and $11,192 for the years, respectively.  In December 2018, the Partnership declared a special distribution of net sale proceeds of $1,217,172 which was paid in the first week of January 2019 and resulted in higher distributions declared in 2018 and a higher distributions payable at December 31, 2018.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $1,362,183 and $100,068 in 2018 and $2017, respectively.  The Limited Partners received distributions of $1,348,561 and $99,067 and the General Partners received distributions of $13,622 and $1,001 for the years, respectively.  The Limited Partners' distributions represented $68.21 and $4.95 per Unit for the years, respectively.

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

During 2018, the Partnership repurchased a total of 250.16 Units for $216,363 from 15 Limited Partners in accordance with the Partnership Agreement.  During 2017, the Partnership repurchased a total of 147.74 Units for $132,714 from 11 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 3,836.96 Units for $2,988,442 from 278 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,185 and $1,341 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2018 and 2017	18

Statements for the Years Ended December 31, 2018 and 2017:

Income	19

Cash Flows	20

Changes in Partners' Capital (Deficit)	21

Notes to Financial Statements	22 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2018 and 2017, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership's auditor since 1992

Minneapolis, Minnesota
March 29, 2019

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2018	2017
Current Assets:
Cash	$6,216,113	$1,031,804
Receivables	50,689	0
Total Current Assets	6,266,802	1,031,804

Real Estate Investments:
Land	2,853,052	3,759,032
Buildings	7,400,945	8,724,155
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	11,213,717	13,442,907
Accumulated Depreciation and Amortization	(2,421,932)	(3,131,489)
Real Estate Held for Investment, Net	8,791,785	10,311,418
Real Estate Held for Sale	999,271	899,271
Total Real Estate Investments	9,791,056	11,210,689
Total Assets	$16,057,858	$12,242,493

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$66,190	$118,883
Distributions Payable	1,494,952	279,801
Unearned Rent	31,347	13,474
Total Current Liabilities	1,592,489	412,158

Partners' Capital (Deficit):
General Partners	43,205	(6,818)
Limited Partners – 24,000 Units authorized; 19,765 and 20,015 Units issued and outstanding as of December 31, 2018 and 2017, respectively	14,422,164	11,837,153
Total Partners' Capital	14,465,369	11,830,335
Total Liabilities and Partners' Capital	$16,057,858	$12,242,493

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2018	2017

Rental Income	$1,334,741	$1,352,436

Expenses:
Partnership Administration – Affiliates	165,156	173,481
Partnership Administration and Property Management – Unrelated Parties	77,080	93,166
Depreciation and Amortization	318,480	368,227
Total Expenses	560,716	634,874

Operating Income	774,025	717,562

Other Income:
Gain on Sale of Real Estate	4,344,394	0
Miscellaneous Income	50,689	35,704
Interest Income	18,824	3,002
Total Other Income	4,413,907	38,706

Net Income	$5,187,932	$756,268

Net Income Allocated:
General Partners	$75,552	$7,563
Limited Partners	5,112,380	748,705
Total	$5,187,932	$756,268

Net Income per Limited Partnership Unit	$256.92	$37.23

Weighted Average Units Outstanding – Basic and Diluted	19,899	20,112

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2018	2017

Cash Flows from Operating Activities:
Net Income	$5,187,932	$756,268

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	347,176	396,923
Gain on Sale of Real Estate	(4,344,394)	0
(Increase) Decrease in Receivables	(50,689)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(52,693)	24,717
Increase (Decrease) in Unearned Rent	17,873	0
Total Adjustments	(4,082,727)	421,640
Net Cash Provided By (Used For) Operating Activities	1,105,205	1,177,908

Cash Flows from Investing Activities:
Investments in Real Estate	(100,000)	(43,350)
Proceeds from Sale of Real Estate	5,516,851	0
Net Cash Provided By (Used For) Investing Activities	5,416,851	(43,350)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,119,199)	(1,121,521)
Repurchase of Partnership Units	(218,548)	(134,055)
Net Cash Provided By (Used For) Financing Activities	(1,337,747)	(1,255,576)

Net Increase (Decrease) in Cash	5,184,309	(121,018)

Cash, beginning of year	1,031,804	1,152,822

Cash, end of year	$6,216,113	$1,031,804

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(1,848)	12,329,173	12,327,325	20,163.04

Distributions Declared	(11,192)	(1,108,011)	(1,119,203)

Repurchase of Partnership Units	(1,341)	(132,714)	(134,055)	(147.74)

Net Income	7,563	748,705	756,268

Balance, December 31, 2017	(6,818)	11,837,153	11,830,335	20,015.30

Distributions Declared	(23,344)	(2,311,006)	(2,334,350)

Repurchase of Partnership Units	(2,185)	(216,363)	(218,548)	(250.16)

Net Income	75,552	5,112,380	5,187,932

Balance, December 31, 2018	$43,205	$14,422,164	$14,465,369	19,765.14

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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
DECEMBER 31, 2018 AND 2017

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
DECEMBER 31, 2018 AND 2017

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2015, and with few exceptions, is no longer subject to state tax examinations for tax years before 2015.

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
DECEMBER 31, 2018 AND 2017

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
DECEMBER 31, 2018 AND 2017

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2018 and 2017.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2018 and 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred. During 2018, the Partnership has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on the Partnership's financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership anticipates its first presentation of year-to-date quarterly changes in partners' capital will be included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements and does not expect this guidance will have a material impact on the financial statements given the nature of the leases held by the Partnership.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store (50% --– AEI Income & Growth Fund XXI Limited Partnership) and Staples store (70% --– AEI Income & Growth Fund 27 LLC).

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2018	2017

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$165,156	$173,481

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$77,080	$93,166

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$28,329	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Staples retail store and KinderCare daycare center were extended to end on October 31, 2023 and September 30, 2028, respectively.

The Partnership's properties are commercial, single-tenant buildings.  The KinderCare daycare center was constructed in 1999 and acquired in 2002.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Staples store was constructed in 2008 and acquired in 2009.  The Family Dollar store was constructed and acquired in 2012.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  The Dollar Tree store was constructed in 2015 and acquired in 2016.  There have been no costs capitalized as improvements subsequent to the acquisitions, except for $43,350 of tenant improvements related to the KinderCare daycare center.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2018 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Hanover, MD	$861,052	$1,128,053	$1,989,105	$559,324
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	908,799
Family Dollar, Mobile, AL	300,000	635,489	935,489	136,810
Fresenius Medical Center, Green, OH	400,000	1,717,051	2,117,051	233,713
Dollar Tree, Indianapolis, IN	410,000	1,087,714	1,497,714	107,258
	$2,853,052	$7,400,945	$10,253,997	$1,945,904

For the years ended December 31, 2018 and 2017, the Partnership recognized depreciation expense of $250,372 and $300,119, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2018		2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 67 and 79 months, respectively)	$675,154	$291,895	$675,154	$223,787

Above-Market Lease Intangibles (weighted average life of 42 and 54 months, respectively)	284,566	184,133	284,566	155,437
Acquired Intangible Lease Assets	$959,720	$476,028	$959,720	$379,224

For the years ended December 31, 2018 and 2017, the value of in-place lease intangibles amortized to expense was $68,108 and $68,108, and the decrease to rental income for above-market leases was $28,696 and $28,696, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

For lease intangibles not held for sale at December 31, 2018, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2019	$68,108	$28,696
2020	68,108	28,696
2021	68,108	28,696
2022	58,491	14,345
2023	48,864	0
	$311,679	$100,433

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent was scheduled to remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  In October 2018, the Partnership entered into a second agreement with the tenant to extend the lease term 6.3 years to end on September 30, 2028.  The annual rent remains the same with a 10% increase scheduled for October 1, 2023.  In October 2018, as part of the agreement, the Partnership made a lease incentive payment to the tenant of $100,000 that was capitalized.  The General Partner believes that the additional lease term increased the number of buyers interested in the property and increased the value of the property by more than the $100,000 paid to the tenant.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $999,271.

In December 2018, the Partnership entered into an agreement to sell the KinderCare daycare center to an unrelated third party.  On January 25, 2019, the sale closed with the Partnership receiving net proceeds of approximately $2,071,000, which resulted in a net gain of approximately $1,071,700.  At the time of sale, the cost and related accumulated depreciation was $1,550,408 and $551,137, respectively.

In January 2018, the Partnership decided to sell the Red Robin restaurant in Colorado Springs, Colorado.  In August 2018, the Partnership entered into an agreement to sell the property to an unrelated third party.  On October 30, 2018, the sale closed with the Partnership receiving net proceeds of $5,516,851, which resulted in a net gain of $4,344,394.  At the time of sale, the cost and related accumulated depreciation was $2,229,190 and $1,056,733, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent decreased from $308,315 to $214,480 effective November 1, 2018.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  The Plaintiffs sued to recover damages and attorney's fees.  In July 2015, the judge ruled that the Defendant had breached the contract. On March 24, 2016, the judge heard the Plaintiffs' motion for summary judgment as to damages.  The judge ruled that the Plaintiffs are entitled to attorney's fees, but declined to award damages until additional proof of damages could be provided.  On March 22, 2017, the Plaintiffs signed a settlement agreement with the Defendant for damages related to the breach of contract.  The Partnership's share of the settlement is $35,705.  This amount was recognized as Miscellaneous Income in the first quarter of 2017.

In addition, on April 30, 2017, the Plaintiffs filed a motion with the court that detailed the Plaintiffs' legal and other costs related to the legal action and why the Plaintiffs believe the costs should be recovered from the Defendant.  On July 7, 2017, the judge issued a ruling that set the amount that the Plaintiffs can recover from the Defendant.  The Partnership's share of this amount is $50,689.  The Defendant subsequently filed a motion requesting that the judge reconsider the amount awarded.  The Plaintiffs filed a response to the Defendant's motion.  On September 6, 2017, the judge denied the Defendant's motion to reconsider.  Subsequently, the Defendant filed an appeal with the New Mexico Court of Appeals.  In September 2018, the Court of Appeals affirmed the attorneys' fees award.  In January 2019, the Defendant paid the amount awarded by the judge.  At December 31, 2018, the Partnership accrued its share of this amount as Miscellaneous Income.  Through December 31, 2018, the Partnership's share of the legal and other costs incurred related to the legal action was $141,027.  For the years ended December 31, 2018 and 2017, the legal and other costs were $2,601 and $28,971, respectively.

For properties owned as of December 31, 2018, the minimum future rent payments required by the leases are as follows:
2019	$990,679
2020	992,872
2021	1,001,592
2022	752,092
2023	644,595
Thereafter	1,265,497
$5,647,327

There were no contingent rents recognized in 2018 and 2017.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2018	2017

Red Robin West, Inc.	Restaurant	$296,667	$341,250
Staples the Office Superstore East, Inc.	Retail	292,676	308,315
Dollar Tree / Family Dollar Group	Retail	208,618	208,617
Sterling Jewelers Inc.	Retail	203,946	203,946
Bio-Medical Applications of Ohio, Inc.	Medical	171,150	169,045
KinderCare Learning Centers LLC	Retail	161,684	N/A
Aggregate rental income of major tenants		$1,334,741	$1,231,173
Aggregate rental income of major tenants as a percentage of total rental income		100%	91%

(6)  Partners' Capital –

For the years ended December 31, 2018 and 2017, the Partnership declared distributions of $2,334,350 and $1,119,203, respectively.  The Limited Partners received distributions of $2,311,006 and $1,108,011 and the General Partners received distributions of $23,344 and $11,192 for the years, respectively.  The Limited Partners' distributions represented $116.14 and $55.09 per Limited Partnership Unit outstanding using 19,899 and 20,112 weighted average Units in 2018 and 2017, respectively.  The distributions represented $116.14 and $30.60 per Unit of Net Income and $0 and $24.49 per Unit of return of capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $1,362,183 and $100,068 in 2018 and 2017, respectively.  The Limited Partners received distributions of $1,348,561 and $99,067 and the General Partners received distributions of $13,622 and $1,001 for the years, respectively.  The Limited Partners' distributions represented $68.21 and $4.95 per Unit for the years, respectively.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(6)  Partners' Capital – (Continued)

During 2018, the Partnership repurchased a total of 250.16 Units for $216,363 from 15 Limited Partners in accordance with the Partnership Agreement.  During 2017, the Partnership repurchased a total of 147.74 Units for $132,714 from 11 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,185 and $1,341 in 2018 and 2017, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2018	2017

Net Income for Financial Reporting Purposes	$5,187,932	$756,268

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	58,386	96,408

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	17,873	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(240,752)	0
Taxable Income to Partners	$5,023,439	$852,676

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2018	2017

Partners' Capital for Financial Reporting Purposes	$14,465,369	$11,830,335

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	840,592	1,022,958

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	31,347	13,474

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$18,608,581	$16,138,040

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XX, Inc. ("AFM"), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 74, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 59, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2019.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2018.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2018 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2019:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2018 and 2017.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2018, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2018.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2018

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,125,874

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,052,417

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,056,822

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$363,149

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$72,716

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2018 and 2017:

Fee Category	2018	2017

Audit Fees	$19,585	$19,950
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,585	$19,950

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

10.2
Assignment and Assumption of Purchase and Sale Agreement dated May 6, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 29, 2009).

10.3
Assignment and Assumption of Lease dated May 22, 2009 between the Partnership, AEI Income & Growth Fund 27 LLC and Bradford Landing South LLC relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 29, 2009).

10.4
Assignment of Purchase Agreement dated December 1, 2014 between the Partnership and AEI Property Corporation relating to the Property at 1565 Corporate Woods Parkway, Green, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 8, 2014).

10.5
Assignment and Assumption of Lease dated December 3, 2014 between the Partnership and Professional Center Associates, Limited Partnership relating to the Property at 1565 Corporate Woods Parkway, Green, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 8, 2014).

10.6	Purchase and Sale Agreement dated March 20, 2018 between the Partnership and Sarex AA LLC relating to the Property at 1410 Jamboree Drive, Colorado Springs, Colorado.

31.1	Certification of Chief Executive Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 29, 2019	By:	/s/ MARNI J NYGARD
Marni J. Nygard, Chief Investment Officer
(Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/MARNI J NYGARD	Chief Investment Officer	March 29, 2019
Marni J. Nygard	(Acting Principal Executive Officer)

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2019
Patrick W. Keene	(Principal Accounting Officer)