Form 10-Q
period 2019-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2019-05-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2019 and December 31, 2018	3

	Statements for the Three Months ended March 31, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$6,983,179	$6,216,113
Receivables	0	50,689
Total Current Assets	6,983,179	6,266,802

Real Estate Investments:
Land	2,853,052	2,853,052
Buildings	7,400,945	7,400,945
Acquired Intangible Lease Assets	959,720	959,720
Real Estate Held for Investment, at cost	11,213,717	11,213,717
Accumulated Depreciation and Amortization	(2,507,807)	(2,421,932)
Real Estate Held for Investment, Net	8,705,910	8,791,785
Real Estate Held for Sale	0	999,271
Total Real Estate Investments	8,705,910	9,791,056
Total Assets	$15,689,089	$16,057,858

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$57,029	$66,190
Distributions Payable	277,780	1,494,952
Unearned Rent	0	31,347
Total Current Liabilities	334,809	1,592,489

Partners' Capital:
General Partners	52,094	43,205
Limited Partners – 24,000 Units authorized; 19,765 Units issued and outstanding as of 3/31/2019 and 12/31/2018	15,302,186	14,422,164
Total Partners' Capital	15,354,280	14,465,369
Total Liabilities and Partners' Capital	$15,689,089	$16,057,858

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2019	2018

Rental Income	$210,243	$352,743

Expenses:
Partnership Administration – Affiliates	44,593	41,591
Partnership Administration and Property Management – Unrelated Parties	17,836	16,390
Depreciation and Amortization	78,701	82,377
Total Expenses	141,130	140,358

Operating Income	69,113	212,385

Other Income:
Gain on Sale of Real Estate	1,074,040	0
Interest Income	23,538	757
Total Other Income	1,097,578	757

Net Income	$1,166,691	$213,142

Net Income Allocated:
General Partners	$11,667	$2,131
Limited Partners	1,155,024	211,011
Total	$1,166,691	$213,142

Net Income per Limited Partnership Unit	$58.44	$10.54

Weighted Average Units Outstanding – Basic and Diluted	19,765	20,015

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2019	2018
Cash Flows from Operating Activities:
Net Income	$1,166,691	$213,142

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	85,875	89,551
Gain on Sale of Real Estate	(1,074,040)	0
(Increase) Decrease in Receivables	50,689	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(9,161)	44,345
Increase (Decrease) in Unearned Rent	(31,347)	39,984
Total Adjustments	(977,984)	173,880
Net Cash Provided By (Used For) Operating Activities	188,707	387,022

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,073,311	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,494,952)	(279,801)

Net Increase (Decrease) in Cash	767,066	107,221

Cash, beginning of period	6,216,113	1,031,804

Cash, end of period	$6,983,179	$1,139,025

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

Distributions Declared	(2,798)	(277,003)	(279,801)

Net Income	2,131	211,011	213,142

Balance, March 31, 2018	$(7,485)	$11,771,161	$11,763,676	20,015.30

Balance, December 31, 2018	$43,205	$14,422,164	$14,465,369	19,765.14

Distributions Declared	(2,778)	(275,002)	(277,780)

Net Income	11,667	1,155,024	1,166,691

Balance, March 31, 2019	$52,094	$15,302,186	$15,354,280	19,765.14

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019
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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements.  Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Partnership's first presentation of year-to-date quarterly changes in partners' capital is included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Partnership has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Partnership's financial statements.

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

In December 2018, the Partnership entered into an agreement to sell the KinderCare daycare center to an unrelated third party.  On January 25, 2019, the sale closed with the Partnership receiving net proceeds of $2,073,311, which resulted in a net gain of $1,074,040.  At the time of sale, the cost and related accumulated depreciation was $1,550,408 and $551,137, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

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

On April 30, 2019, the Partnership purchased a Bassett Home Furnishings store in Fredericksburg, Virginia for $3,075,000.  The property is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years and annual rent of $199,296.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  In  2017, the Plaintiffs signed a settlement agreement with the Defendant and collected damages related to the breach of contract.  On July 7, 2017, the judge in the case issued a ruling that set the amount of legal fees that the Plaintiffs could recover from the Defendant.  The Partnership's share of this amount was $50,689.  After appealing the judge's decision several times, the Defendant finally paid the amount awarded by the judge in January 2019.  At December 31, 2018, the Partnership accrued its share of this amount as Miscellaneous Income.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners' Capital –

For the three months ended March 31, 2019 and 2018, the Partnership declared distributions of $277,780 and $279,801, respectively.  The Limited Partners received distributions of $275,002 and $277,003 and the General Partners received distributions of $2,778 and $2,798 for the periods, respectively.  The Limited Partners' distributions represented $13.91 and $13.84 per Limited Partnership Unit outstanding using 19,765 and 20,015 weighted average Units in 2019 and 2018, respectively.  The distributions represented $13.91 and $10.54 per Unit of Net Income and $0  and $3.30 per Unit of return of capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $99,254 in 2019.  The Limited Partners received distributions of $98,261 and the General Partners received distributions of $993.  The Limited Partners' distributions represented $4.97 per Unit.

(7)  Fair Value Measurements –

As of March 31, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2019 and 2018, the Partnership recognized rental income of $210,243 and $352,743, respectively.  In 2019, rental income decreased due to the sale of one property in 2018, the sale of one property in 2019 and a rent decrease related to the Staples store, as discussed below.  These decreases were partially offset by a rent increase on one property.  Based on the scheduled rent for the properties owned as of April 30, 2019, the Partnership expects to recognize rental income from continuing operations of approximately $811,000 in 2019.

For the three months ended March 31, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $44,593 and $41,591, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,836 and $16,390, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the "Plaintiffs") commenced legal action against a fourth co‑owner ("Defendant") for breach of contract related to a prior attempt to sell the property.  In  2017, the Plaintiffs signed a settlement agreement with the Defendant and collected damages related to the breach of contract.  On July 7, 2017, the judge in the case issued a ruling that set the amount of legal fees that the Plaintiffs could recover from the Defendant.  The Partnership's share of this amount was $50,689.  After appealing the judge's decision several times, the Defendant finally paid the amount awarded by the judge in January 2019.  At December 31, 2018, the Partnership accrued its share of this amount as Miscellaneous Income.

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent decreased from $308,315 to $214,480 effective November 1, 2018.

For the three months ended March 31, 2019 and 2018, the Partnership recognized interest income of $23,538 and $757, respectively.  In 2019 interest income increased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2019, the Partnership's cash balances increased $767,066 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2018, the Partnership's cash balances increased $107,221 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $387,022 in 2018 to $188,707 in 2019 as a result of a decrease in total income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2019, the Partnership generated cash flow from the sale of real estate of $2,073,311.

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

In December 2018, the Partnership entered into an agreement to sell the KinderCare daycare center to an unrelated third party.  On January 25, 2019, the sale closed with the Partnership receiving net proceeds of $2,073,311, which resulted in a net gain of $1,074,040.  At the time of sale, the cost and related accumulated depreciation was $1,550,408 and $551,137, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 30, 2019, the Partnership purchased a Bassett Home Furnishings store in Fredericksburg, Virginia for $3,075,000.  The property is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years and annual rent of $199,296.

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

For the three months ended March 31, 2019 and 2018, the Partnership declared distributions of $277,780 and $279,801, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $275,002 and $277,003 and the General Partners received distributions of $2,778 and $2,798 for the periods, respectively.  In December 2018, the Partnership declared a special distribution of net sale proceeds of $1,217,172 which was paid in the first week of January 2019 and resulted in higher distributions paid in 2019 and a higher distributions payable at December 31, 2018.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $99,254 in 2019.  The Limited Partners received distributions of $98,261 and the General Partners received distributions of $993.  The Limited Partners' distributions represented $4.97 per Unit.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2019 and 2018, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2019	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)