Form 10-Q
period 2019-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2019-08-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ⌧ Yes    □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ⌧ Yes    □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

□ Large accelerated filer	□ Accelerated filer
□ Non-accelerated filer	⌧ Smaller reporting company
□ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     □ Yes    ⌧ No

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2019 and December 31, 2018	3

	Statements for the Periods ended June 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$3,388,032	$6,216,113
Receivables	0	50,689
Total Current Assets	3,388,032	6,266,802

Real Estate Investments:
Land	5,949,218	2,853,052
Buildings	7,400,945	7,400,945
Acquired Intangible Lease Assets	1,458,807	959,720
Real Estate Held for Investment, at cost	14,808,970	11,213,717
Accumulated Depreciation and Amortization	(2,601,604)	(2,421,932)
Real Estate Held for Investment, Net	12,207,366	8,791,785
Real Estate Held for Sale	0	999,271
Total Real Estate Investments	12,207,366	9,791,056
Total Assets	$15,595,398	$16,057,858

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$75,521	$66,190
Distributions Payable	277,778	1,494,952
Unearned Rent	17,873	31,347
Total Current Liabilities	371,172	1,592,489

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	437,779	0

Partners’ Capital:
General Partners	46,416	43,205
Limited Partners – 24,000 Units authorized; 19,320 and 19,765 Units issued and outstanding as of 6/30/2019 and 12/31/2018, respectively	14,740,031	14,422,164
Total Partners' Capital	14,786,447	14,465,369
Total Liabilities and Partners' Capital	$15,595,398	$16,057,858

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Rental Income	$242,793	$353,094	$453,036	$705,837

Expenses:
Partnership Administration – Affiliates	41,693	37,505	86,286	79,096
Partnership Administration and Property Management – Unrelated Parties	35,024	26,590	52,860	42,980
Depreciation and Amortization	86,623	78,701	165,324	161,078
Total Expenses	163,340	142,796	304,470	283,154

Operating Income	79,453	210,298	148,566	422,683

Other Income:
Gain on Sale of Real Estate	0	0	1,074,040	0
Interest Income	16,218	1,567	39,756	2,324
Total Other Income	16,218	1,567	1,113,796	2,324

Net Income	$95,671	$211,865	$1,262,362	$425,007

Net Income Allocated:
General Partners	$957	$2,119	$12,624	$4,250
Limited Partners	94,714	209,746	1,249,738	420,757
Total	$95,671	$211,865	$1,262,362	$425,007

Net Income per Limited Partnership Unit	$4.90	$10.54	$63.95	$21.08

Weighted Average Units Outstanding – Basic and Diluted	19,320	19,908	19,543	19,962

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$1,262,362	$425,007

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	172,611	175,426
Gain on Sale of Real Estate	(1,074,040)	0
(Increase) Decrease in Receivables	50,689	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,331	(2,848)
Increase (Decrease) in Unearned Rent	(13,474)	69,844
Total Adjustments	(854,883)	242,422
Net Cash Provided By (Used For) Operating Activities	407,479	667,429

Cash Flows from Investing Activities:
Investments in Real Estate	(3,150,413)	0
Proceeds from Sale of Real Estate	2,073,311	0
Net Cash Provided By (Used For) Investing Activities	(1,077,102)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,772,732)	(559,603)
Repurchase of Partnership Units	(385,726)	(98,817)
Net Cash Provided By (Used For) Financing Activities	(2,158,458)	(658,420)

Net Increase (Decrease) in Cash	(2,828,081)	9,009

Cash, beginning of period	6,216,113	1,031,804

Cash, end of period	$3,388,032	$1,040,813

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

Distributions Declared	(2,798)	(277,003)	(279,801)

Net Income	2,131	211,011	213,142

Balance, March 31, 2018	(7,485)	11,771,161	11,763,676	20,015.30

Distributions Declared	(2,798)	(277,001)	(279,799)

Repurchase of Partnership Units	(988)	(97,829)	(98,817)	(107.56)

Net Income	2,119	209,746	211,865

Balance, June 30, 2018	$(9,152)	$11,606,077	$11,596,925	19,907.74

Balance, December 31, 2018	$43,205	$14,422,164	$14,465,369	19,765.14

Distributions Declared	(2,778)	(275,002)	(277,780)

Net Income	11,667	1,155,024	1,166,691

Balance, March 31, 2019	52,094	15,302,186	15,354,280	19,765.14

Distributions Declared	(2,778)	(275,000)	(277,778)

Repurchase of Partnership Units	(3,857)	(381,869)	(385,726)	(444.97)

Net Income	957	94,714	95,671

Balance, June 30, 2019	$46,416	$14,740,031	$14,786,447	19,320.17

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of partners’ capital for interim financial statements.  Under the amendments, an analysis of changes in each caption of partners’ capital presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed.  The Partnership’s first presentation of year-to-date quarterly changes in partners’ capital was included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Partnership has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Partnership’s financial statements.

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

On April 30, 2019, the Partnership purchased a Bassett Home Furnishings store in Fredericksburg, Virginia for $3,150,413.  The Partnership allocated $499,087 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $444,840 to Acquired Below-Market Lease Intangibles.  The property is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $199,296.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the “Plaintiffs”) commenced legal action against a fourth co‑owner (“Defendant”) for breach of contract related to a prior attempt to sell the property.  In 2017, the Plaintiffs signed a settlement agreement with the Defendant and collected damages related to the breach of contract.  On July 7, 2017, the judge in the case issued a ruling that set the amount of legal fees that the Plaintiffs could recover from the Defendant.  The Partnership’s share of this amount was $50,689.  After appealing the judge’s decision several times, the Defendant finally paid the amount awarded by the judge in January 2019.  At December 31, 2018, the Partnership accrued its share of this amount as Miscellaneous Income.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the six months ended June 30, 2019 and 2018, the Partnership declared distributions of $555,558 and $559,600, respectively.  The Limited Partners received distributions of $550,002 and $554,004 and the General Partners received distributions of $5,556 and $5,596 for the periods, respectively.  The Limited Partners' distributions represented $28.14 and $27.75 per Limited Partnership Unit outstanding using 19,543 and 19,962 weighted average Units in 2019 and 2018, respectively.  The distributions represented $28.14 and $16.17 per Unit of Net Income and $0.00 and $11.58 per Unit of return of capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $194,625 and $57,983 in 2019 and 2018, respectively.  The Limited Partners received distributions of $192,679 and $57,403 and the General Partners received distributions of $1,946 and $580 for the periods, respectively.  The Limited Partners’ distributions represented $9.86 and $2.88 per Unit for the periods, respectively.

On April 1, 2019, the Partnership repurchased a total of 444.97 Units for $381,869 from 28 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  On April 1, 2018, the Partnership repurchased a total of 107.56 Units for $97,829 from nine Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,857 and $988 in 2019 and 2018, respectively.

(7)  Fair Value Measurements –

As of June 30, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2019 and 2018, the Partnership recognized rental income of $453,036 and $705,837, respectively.  In 2019, rental income decreased due to the sale of one property in 2018, the sale of one property in 2019 and a rent decrease related to the Staples store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2019 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of July 31, 2019, the Partnership expects to recognize rental income from continuing operations of approximately $972,000 in 2019.

For the six months ended June 30, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $86,286 and $79,096, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $52,860 and $42,980, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Partnership owned a 40.1354% interest in a HomeTown Buffet restaurant in Albuquerque, New Mexico.  The remaining interests in this property were owned by unrelated third parties, who owned the property with the Partnership as tenants-in-common.  On November 10, 2015, the Partnership sold the property to an unrelated third party.  In December 2014, the Partnership and three of the other co-owners of the property (the “Plaintiffs”) commenced legal action against a fourth co‑owner (“Defendant”) for breach of contract related to a prior attempt to sell the property.  In 2017, the Plaintiffs signed a settlement agreement with the Defendant and collected damages related to the breach of contract.  On July 7, 2017, the judge in the case issued a ruling that set the amount of legal fees that the Plaintiffs could recover from the Defendant.  The Partnership’s share of this amount was $50,689.  After appealing the judge’s decision several times, the Defendant finally paid the amount awarded by the judge in January 2019.  At December 31, 2018, the Partnership accrued its share of this amount as Miscellaneous Income.

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent decreased from $308,315 to $214,480 effective November 1, 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2019 and 2018, the Partnership recognized interest income of $39,756 and $2,324, respectively.  In 2019 interest income increased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the six months ended June 30, 2019, the Partnership's cash balances decreased $2,828,081 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2018, the Partnership's cash balances increased $9,009 as a result of cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units.

Net cash provided by operating activities decreased from $667,429 in 2018 to $407,479 in 2019 as a result of a decrease in total income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2019, the Partnership generated cash flow from the sale of real estate of $2,073,311.  During the same period, the Partnership expended $3,150,413 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

On April 30, 2019, the Partnership purchased a Bassett Home Furnishings store in Fredericksburg, Virginia for $3,150,413.  The property is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $199,296.

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

For the six months ended June 30, 2019 and 2018, the Partnership declared distributions of $555,558 and $559,600, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $550,002 and $554,004 and the General Partners received distributions of $5,556 and $5,596 for the periods, respectively.  In December 2018, the Partnership declared a special distribution of net sale proceeds of $1,217,172 which was paid in the first week of January 2019 and resulted in higher distributions paid in 2019 and a higher distributions payable at December 31, 2018.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $194,625 and $57,983 in 2019 and 2018, respectively.  The Limited Partners received distributions of $192,679 and $57,403 and the General Partners received distributions of $1,946 and $580 for the periods, respectively.  The Limited Partners’ distributions represented $9.86 and $2.88 per Unit for the periods, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2019, the Partnership repurchased a total of 444.97 Units for $381,869 from 28 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  On April 1, 2018, the Partnership repurchased a total of 107.56 Units for $97,829 from nine Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,857 and $988 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/19 to 4/30/19	444.97	$858.19	4,679.83(1)	(2)

5/1/19 to 5/31/19	--	--	--	--

6/1/19 to 6/30/19	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2019	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)