Form 10-Q
period 2019-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2019-11-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Statements for the Periods ended September 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$3,288,026	$6,216,113
Receivables	0	50,689
Total Current Assets	3,288,026	6,266,802

Real Estate Investments:
Land	5,952,546	2,853,052
Buildings	7,400,945	7,400,945
Acquired Intangible Lease Assets	1,458,807	959,720
Real Estate Held for Investment, at cost	14,812,298	11,213,717
Accumulated Depreciation and Amortization	(2,699,362)	(2,421,932)
Real Estate Held for Investment, Net	12,112,936	8,791,785
Real Estate Held for Sale	0	999,271
Total Real Estate Investments	12,112,936	9,791,056
Total Assets	$15,400,962	$16,057,858

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$58,375	$66,190
Distributions Payable	277,778	1,494,952
Unearned Rent	0	31,347
Total Current Liabilities	336,153	1,592,489

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	427,188	0

Partners’ Capital:
General Partners	44,928	43,205
Limited Partners – 24,000 Units authorized; 19,320 and 19,765 Units issued and outstanding as of 9/30/2019 and 12/31/2018, respectively	14,592,693	14,422,164
Total Partners' Capital	14,637,621	14,465,369
Total Liabilities and Partners' Capital	$15,400,962	$16,057,858
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Rental Income	$260,578	$353,094	$713,614	$1,058,931

Expenses:
Partnership Administration – Affiliates	46,354	42,605	132,640	121,701
Partnership Administration and Property Management – Unrelated Parties	6,699	12,874	59,559	55,854
Depreciation and Amortization	90,584	78,701	255,908	239,779
Total Expenses	143,637	134,180	448,107	417,334

Operating Income	116,941	218,914	265,507	641,597

Other Income:
Gain on Sale of Real Estate	0	0	1,074,040	0
Interest Income	12,011	2,249	51,767	4,573
Total Other Income	12,011	2,249	1,125,807	4,573

Net Income	$128,952	$221,163	$1,391,314	$646,170

Net Income Allocated:
General Partners	$1,289	$2,212	$13,913	$6,462
Limited Partners	127,663	218,951	1,377,401	639,708
Total	$128,952	$221,163	$1,391,314	$646,170

Net Income per Limited Partnership Unit	$6.61	$11.00	$70.75	$32.08

Weighted Average Units Outstanding – Basic and Diluted	19,320	19,908	19,468	19,944

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$1,391,314	$646,170

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	259,778	261,301
Gain on Sale of Real Estate	(1,074,040)	0
(Increase) Decrease in Receivables	50,689	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(7,815)	8,032
Increase (Decrease) in Unearned Rent	(31,347)	29,859
Total Adjustments	(802,735)	299,192
Net Cash Provided By (Used For) Operating Activities	588,579	945,362

Cash Flows from Investing Activities:
Investments in Real Estate	(3,153,741)	0
Proceeds from Sale of Real Estate	2,073,311	0
Net Cash Provided By (Used For) Investing Activities	(1,080,430)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(2,050,510)	(839,401)
Repurchase of Partnership Units	(385,726)	(98,817)
Net Cash Provided By (Used For) Financing Activities	(2,436,236)	(938,218)

Net Increase (Decrease) in Cash	(2,928,087)	7,144

Cash, beginning of period	6,216,113	1,031,804

Cash, end of period	$3,288,026	$1,038,948

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

Distributions Declared	(2,798)	(277,003)	(279,801)

Net Income	2,131	211,011	213,142

Balance, March 31, 2018	(7,485)	11,771,161	11,763,676	20,015.30

Distributions Declared	(2,798)	(277,001)	(279,799)

Repurchase of Partnership Units	(988)	(97,829)	(98,817)	(107.56)

Net Income	2,119	209,746	211,865

Balance, June 30, 2018	(9,152)	11,606,077	11,596,925	19,907.74

Distributions Declared	(2,798)	(277,000)	(279,798)

Net Income	2,212	218,951	221,163

Balance, September 30, 2018	$(9,738)	$11,548,028	$11,538,290	19,907.74

Balance, December 31, 2018	$43,205	$14,422,164	$14,465,369	19,765.14

Distributions Declared	(2,778)	(275,002)	(277,780)

Net Income	11,667	1,155,024	1,166,691

Balance, March 31, 2019	52,094	15,302,186	15,354,280	19,765.14

Distributions Declared	(2,778)	(275,000)	(277,778)

Repurchase of Partnership Units	(3,857)	(381,869)	(385,726)	(444.97)

Net Income	957	94,714	95,671

Balance, June 30, 2019	46,416	14,740,031	14,786,447	19,320.17

Distributions Declared	(2,777)	(275,001)	(277,778)

Net Income	1,289	127,663	128,952

Balance, September 30, 2019	$44,928	$14,592,693	$14,637,621	19,320.17

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

On April 30, 2019, the Partnership purchased a Bassett Home Furnishings store in Fredericksburg, Virginia for $3,153,741.  The Partnership allocated $499,087 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $444,840 to Acquired Below-Market Lease Intangibles.  The property is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $199,296.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the nine months ended September 30, 2019 and 2018, the Partnership declared distributions of $833,336 and $839,398, respectively.  The Limited Partners received distributions of $825,003 and $831,004 and the General Partners received distributions of $8,333 and $8,394 for the periods, respectively.  The Limited Partners' distributions represented $42.38 and $41.67 per Limited Partnership Unit outstanding using 19,468 and 19,944 weighted average Units in 2019 and 2018, respectively.  The distributions represented $42.38 and $27.17 per Unit of Net Income and $0.00 and $14.50 per Unit of return of capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $256,284 and $57,983 in 2019 and 2018, respectively.  The Limited Partners received distributions of $253,721 and $57,403 and the General Partners received distributions of $2,563 and $580 for the periods, respectively.  The Limited Partners’ distributions represented $13.02 and $2.88 per Unit for the periods, respectively.

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

(7)  Fair Value Measurements –

As of September 30, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2019 and 2018, the Partnership recognized rental income of $713,614 and $1,058,931, respectively.  In 2019, rental income decreased due to the sale of one property in 2018, the sale of one property in 2019 and a rent decrease related to the Staples store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2019 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of October 31, 2019, the Partnership expects to recognize rental income from continuing operations of approximately $975,000 and $1,060,000 in 2019 and 2020, respectively.

For the nine months ended September 30, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $132,640 and $121,701, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $59,559 and $55,854, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent decreased from $308,315 to $214,480 effective November 1, 2018.

For the nine months ended September 30, 2019 and 2018, the Partnership recognized interest income of $51,767 and $4,573, respectively.  In 2019 interest income increased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2019, the Partnership's cash balances decreased $2,928,087 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2018, the Partnership's cash balances increased $7,144 as a result of cash generated from operating activities in excess of distributions paid to the Partners and cash used to repurchase Units.

Net cash provided by operating activities decreased from $945,362 in 2018 to $588,579 in 2019 as a result of a decrease in total income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2019, the Partnership generated cash flow from the sale of real estate of $2,073,311.  During the same period, the Partnership expended $3,153,741 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

On April 30, 2019, the Partnership purchased a Bassett Home Furnishings store in Fredericksburg, Virginia for $3,153,741.  The property is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $199,296.

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

For the nine months ended September 30, 2019 and 2018, the Partnership declared distributions of $833,336 and $839,398, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $825,003 and $831,004 and the General Partners received distributions of $8,333 and $8,394 for the periods, respectively.  In December 2018, the Partnership declared a special distribution of net sale proceeds of $1,217,172 which was paid in the first week of January 2019 and resulted in higher distributions paid in 2019 and a higher distributions payable at December 31, 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $256,284 and $57,983 in 2019 and 2018, respectively.  The Limited Partners received distributions of $253,721 and $57,403 and the General Partners received distributions of $2,563 and $580 for the periods, respectively.  The Limited Partners’ distributions represented $13.02 and $2.88 per Unit for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2019	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)