Form 10-K
period 2019-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2020-03-30
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2019

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
Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     □ Yes    ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     □ Yes    ⌧ No

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
□ Yes    ⌧ No

As of June 30, 2019, there were 19,292.169 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,292,169.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Net Lease Income & Growth Fund XX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 2, 1992.  The registrant is comprised of AEI Fund Management XX, Inc. (“AFM”) as Managing General Partner, Robert P. Johnson, the Chief Executive Officer and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners.  The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 20, 1993.  The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

ITEM 1.  BUSINESS.  (Continued)

In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 to 36 months.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On July 23, 2014, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement.  In consideration of the adverse impact COVID-19 is having on the World and U.S. economy, the General Partner believes it is in the best interest of the Partnership to continue operations.  The General Partner will re-evaluate the situation in 12 to 24 months and may again submit the option to liquidate to a vote by the Limited Partners at that time.

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

Property Activity During the Last Three Years

As of December 31, 2016, the Partnership owned interests in seven properties with a total cost of $14,849,965.  During the years ended December 31, 2018 and 2019, the Partnership sold two properties and received net sale proceeds of $5,516,851 and $2,073,311, which resulted in net gains of $4,344,394 and $1,074,040, respectively.  During 2019, the Partnership expended $3,165,897 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2019, the Partnership owned interests in six properties with a total cost of $14,379,614.

Major Tenants

During 2019, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 99% of total rental income in 2019.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2020.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2019.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$203,946	$70.22

Staples Store Vernon Hills, IL (70%)	5/22/09	$3,714,638	(1)	Staples the Office Superstore East, Inc.	$214,480	$16.27

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(1)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

Fresenius Medical Center			Bio-Medical Applications
Green, OH	12/3/14	$2,360,000	(1)	of Ohio, Inc.	$173,607	$16.49

Dollar Tree Indianapolis, IN	1/8/16	$1,739,074	(1)	Dollar Tree Stores, Inc.	$117,387	$12.47

Bassett Home Furnishings Fredericksburg, VA (land only)	4/30/19	$3,165,897		Bassett Direct NC, LLC	$215,240	$2.09

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

ITEM 2.  PROPERTIES.  (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.  The lease for the Staples retail store was extended to end on October 31, 2023.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 or 40 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased during 2009 through 2017.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2019, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2019, there were 1,257 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $11,111 and $23,344 were made to the General Partners and $1,100,003 and $2,311,006 were made to the Limited Partners for 2019 and 2018, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $312,231 and $1,348,561 in 2019 and 2018, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/19 to 10/31/19	269.06	$769.67	4,948.89(1)	(2)

11/1/19 to 11/30/19	--	--	--	--

12/1/19 to 12/31/19	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority (“FINRA”) implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2019, the estimated value of the Partnership's Units was $874 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2019 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Properties	$14,085,000	$13,462,000
Cash	3,079,000	6,336,000
Current liabilities	(336,000)	(450,000)
Value attributable to the interest of the General Partners	(168,000)	(194,000)
Value attributable to the interest of the Limited Partners	$16,660,000	$19,154,000
Limited Partnership Units outstanding	19,051	19,765

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value.  However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.  The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2019 and 2018, the Partnership recognized rental income of $976,849 and $1,334,741, respectively.  In 2019, rental income decreased due to the sale of one property in 2018, the sale of one property in 2019 and a rent decrease related to the Staples store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2019 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of February 29, 2020, the Partnership expects to recognize rental income from continuing operations of approximately $1,060,000 in 2020.

For the years ended December 31, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $174,389 and $165,156, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $66,876 and $77,080, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In August 2018, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to extend the lease term five years to end on October 31, 2023.  As part of the agreement, the annual rent decreased from $308,315 to $214,480 effective November 1, 2018.

For the years ended December 31, 2019 and 2018, the Partnership recognized interest income of $59,693 and $18,824, respectively.  In 2019 interest income increased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the year ended December 31, 2019, the Partnership's cash balances decreased $3,215,153 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2018, the Partnership's cash balances increased $5,184,309 as a result of cash generated from the sale of property, which was partially offset by cash paid to a tenant as part of a lease extension agreement, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,105,205 in 2018 to $800,626 in 2019 as a result of a decrease in total income in 2019, which was partially offset by a decrease in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2019 and 2018, the Partnership generated cash flow from the sale of real estate of $2,073,311 and $5,516,851, respectively.  During the same periods, the Partnership expended $3,165,897 and $100,000, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent was scheduled to remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  In October 2018, the Partnership entered into a second agreement with the tenant to extend the lease term 6.3 years to end on September 30, 2028.  The annual rent remained the same with a 10% increase scheduled for October 1, 2023.  In October 2018, as part of the agreement, the Partnership made a lease incentive payment to the tenant of $100,000 that was capitalized.  The General Partner believes that the additional lease term increased the number of buyers interested in the property and increased the value of the property by more than the $100,000 paid to the tenant.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $999,271.

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

On April 30, 2019, the Partnership purchased 2.36 acres of land in Fredericksburg, Virginia for $3,165,897.  The land is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $199,296.  Bassett operates a Bassett Home Furnishings store on the site.  Ownership of the building and improvements will transfer to the Partnership upon termination of the lease.

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

For the years ended December 31, 2019 and 2018, the Partnership declared distributions of $1,111,114 and $2,334,350, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,100,003 and $2,311,006 and the General Partners received distributions of $11,111 and $23,344 for the years, respectively.  In December 2018, the Partnership declared a special distribution of net sale proceeds of $1,217,172 which was paid in the first week of January 2019 and resulted in higher distributions paid in 2019 and a higher distributions payable at December 31, 2018.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $315,385 and $1,362,183 in 2019 and 2018, respectively.  The Limited Partners received distributions of $312,231 and $1,348,561 and the General Partners received distributions of $3,154 and $13,622 for the years, respectively.  The Limited Partners’ distributions represented $16.09 and $68.21 per Unit for the years, respectively.

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

During 2019, the Partnership repurchased a total of 714.03 Units for $588,957 from 54 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During 2018, the Partnership repurchased a total of 250.16 Units for $216,363 from 15 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 3,984.70 Units for $3,121,156 from 289 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,949 and $2,185 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2019 and 2018	18

Statements for the Years Ended December 31, 2019 and 2018:

Income	19

Cash Flows	20

Changes in Partners’ Capital (Deficit)	21

Notes to Financial Statements	22 – 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) as of December 31, 2019 and 2018, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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
/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership’s auditor since 1992

Minneapolis, Minnesota
March 30, 2020

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2019	2018
Current Assets:
Cash	$3,000,960	$6,216,113
Receivables	0	50,689
Total Current Assets	3,000,960	6,266,802

Real Estate Investments:
Land	5,964,702	2,853,052
Buildings	7,400,945	7,400,945
Acquired Intangible Lease Assets	1,458,807	959,720
Real Estate Held for Investment, at cost	14,824,454	11,213,717
Accumulated Depreciation and Amortization	(2,797,120)	(2,421,932)
Real Estate Held for Investment, Net	12,027,334	8,791,785
Real Estate Held for Sale	0	999,271
Total Real Estate Investments	12,027,334	9,791,056
Total Assets	$15,028,294	$16,057,858

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$33,872	$66,190
Distributions Payable	277,779	1,494,952
Unearned Rent	17,873	31,347
Total Current Liabilities	329,524	1,592,489

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	416,596	0

Partners’ Capital:
General Partners	41,373	43,205
Limited Partners – 24,000 Units authorized; 19,051 and 19,765 Units issued and outstanding as of December 31, 2019 and 2018, respectively	14,240,801	14,422,164
Total Partners' Capital	14,282,174	14,465,369
Total Liabilities and Partners' Capital	$15,028,294	$16,057,858
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2019	2018

Rental Income	$976,849	$1,334,741

Expenses:
Partnership Administration – Affiliates	174,389	165,156
Partnership Administration and Property Management – Unrelated Parties	66,876	77,080
Depreciation and Amortization	346,492	318,480
Total Expenses	587,757	560,716

Operating Income	389,092	774,025

Other Income:
Gain on Sale of Real Estate	1,074,040	4,344,394
Miscellaneous Income	0	50,689
Interest Income	59,693	18,824
Total Other Income	1,133,733	4,413,907

Net Income	$1,522,825	$5,187,932

Net Income Allocated:
General Partners	$15,228	$75,552
Limited Partners	1,507,597	5,112,380
Total	$1,522,825	$5,187,932

Net Income per Limited Partnership Unit	$77.86	$256.92

Weighted Average Units Outstanding – Basic and Diluted	19,364	19,899

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018

Cash Flows from Operating Activities:
Net Income	$1,522,825	$5,187,932

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	346,944	347,176
Gain on Sale of Real Estate	(1,074,040)	(4,344,394)
(Increase) Decrease in Receivables	50,689	(50,689)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(32,318)	(52,693)
Increase (Decrease) in Unearned Rent	(13,474)	17,873
Total Adjustments	(722,199)	(4,082,727)
Net Cash Provided By (Used For) Operating Activities	800,626	1,105,205

Cash Flows from Investing Activities:
Investments in Real Estate	(3,165,897)	(100,000)
Proceeds from Sale of Real Estate	2,073,311	5,516,851
Net Cash Provided By (Used For) Investing Activities	(1,092,586)	5,416,851

Cash Flows from Financing Activities:
Distributions Paid to Partners	(2,328,287)	(1,119,199)
Repurchase of Partnership Units	(594,906)	(218,548)
Net Cash Provided By (Used For) Financing Activities	(2,923,193)	(1,337,747)

Net Increase (Decrease) in Cash	(3,215,153)	5,184,309

Cash, beginning of year	6,216,113	1,031,804

Cash, end of year	$3,000,960	$6,216,113

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(6,818)	$11,837,153	$11,830,335	20,015.30

Distributions Declared	(23,344)	(2,311,006)	(2,334,350)

Repurchase of Partnership Units	(2,185)	(216,363)	(218,548)	(250.16)

Net Income	75,552	5,112,380	5,187,932

Balance, December 31, 2018	43,205	14,422,164	14,465,369	19,765.14

Distributions Declared	(11,111)	(1,100,003)	(1,111,114)

Repurchase of Partnership Units	(5,949)	(588,957)	(594,906)	(714.03)

Net Income	15,228	1,507,597	1,522,825

Balance, December 31, 2019	$41,373	$14,240,801	$14,282,174	19,051.11

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(1)  Organization –

AEI Net Lease Income & Growth Fund XX Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants.  The Partnership's operations are managed by AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner.  Robert P. Johnson, the Chief Executive Officer and sole director of AFM, serves as the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2019 AND 2018

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

In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 to 36 months.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On July 23, 2014, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement.  In consideration of the adverse impact COVID-19 is having on the World and U.S. economy, the General Partner believes it is in the best interest of the Partnership to continue operations.  The General Partner will re-evaluate the situation in 12 to 24 months and may again submit the option to liquidate to a vote by the Limited Partners at that time.

(2)  Summary of Significant Accounting Policies –

Financial Statement Presentation

The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates, and the difference could be material.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

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
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2016, and with few exceptions, is no longer subject to state tax examinations for tax years before 2016.

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
DECEMBER 31, 2019 AND 2018

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

For financial reporting purposes, the buildings owned by the Partnership are depreciated using the straight-line method over an estimated useful life of 30 years.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

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
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2019 and 2018.

Fair Value Measurements

As of December 31, 2019 and 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2019 and 2018.

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

Recently Adopted Accounting Pronouncements

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2019	2018

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$174,389	$165,156

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$66,876	$77,080

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$90,897	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$9,131	$28,329

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases provide the tenants with two to six five-year renewal options subject to the same terms and conditions as the primary term.  The lease for the Staples retail store was extended to end on October 31, 2023.

The Partnership's properties are commercial, single-tenant buildings.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Staples store was constructed in 2008 and acquired in 2009.  The Family Dollar store was constructed and acquired in 2012.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  The Dollar Tree store was constructed in 2015 and acquired in 2016.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2019 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Hanover, MD	$861,052	$1,128,053	$1,989,105	$596,924
Staples, Vernon Hills, IL	882,000	2,832,638	3,714,638	1,003,219
Family Dollar, Mobile, AL	300,000	635,489	935,489	157,994
Fresenius Medical Center, Green, OH	400,000	1,717,051	2,117,051	290,949
Dollar Tree, Indianapolis, IN	410,000	1,087,714	1,497,714	143,514
Bassett Home Furn., Fredericksburg, VA	3,111,650	0	3,111,650	0
	$5,964,702	$7,400,945	$13,365,647	$2,192,600

For the years ended December 31, 2019 and 2018, the Partnership recognized depreciation expense of $246,696 and $250,372, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2019		2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 82 and 67 months, respectively)	$1,174,241	$391,691	$675,154	$291,895

Above-Market Lease Intangibles (weighted average life of 30 and 42 months, respectively)	284,566	212,829	284,566	184,133
Acquired Intangible Lease Assets	$1,458,807	$604,520	$959,720	$476,028

Acquired Below-Market Lease Intangibles (weighted average life of 118 and 0 months, respectively)	$444,840	$28,244	$0	$0

For the years ended December 31, 2019 and 2018, the value of in-place lease intangibles amortized to expense was $99,796 and $68,108, the decrease to rental income for above-market leases was $28,696 and $28,696, and the increase to rental income for below-market leases was $28,244 and $0, respectively.

For lease intangibles not held for sale at December 31, 2019, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2020	$115,640	$28,696	$42,368
2021	115,640	28,696	42,368
2022	106,023	14,345	42,368
2023	96,396	0	42,368
2024	96,396	0	42,368
	$530,095	$71,737	$211,840

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Mayfield Heights, Ohio to extend the lease term five years to end on June 30, 2022.  The annual rent was scheduled to remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $43,350 that was capitalized.  In addition, beginning on July 1, 2017, the tenant received free rent for three months that equaled $40,421.  In the first quarter of 2017, the Partnership decided to sell the property.  In October 2018, the Partnership entered into a second agreement with the tenant to extend the lease term 6.3 years to end on September 30, 2028.  The annual rent remained the same with a 10% increase scheduled for October 1, 2023.  In October 2018, as part of the agreement, the Partnership made a lease incentive payment to the tenant of $100,000 that was capitalized.  The General Partner believes that the additional lease term increased the number of buyers interested in the property and increased the value of the property by more than the $100,000 paid to the tenant.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $999,271.

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

On April 30, 2019, the Partnership purchased 2.36 acres of land in Fredericksburg, Virginia for $3,165,897.  The Partnership allocated $499,087 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $444,840 to Acquired Below-Market Lease Intangibles.  The land is leased to Bassett Direct NC, LLC, a subsidiary of Bassett Furniture Industries, Inc., under a lease agreement with a remaining primary term of 10.5 years (as of the date of purchase) and annual rent of $199,296.  Bassett operates a Bassett Home Furnishings store on the site.  Ownership of the building and improvements will transfer to the Partnership upon termination of the lease.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

For properties owned as of December 31, 2019, the minimum future rent payments required by the leases are as follows:
2020	$1,046,428
2021	1,055,148
2022	805,648
2023	694,109
2024	519,981
Thereafter	1,242,379
$5,363,693

There were no contingent rents recognized in 2019 and 2018.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2019	2018

Staples the Office Superstore East, Inc.	Retail	$214,480	$292,676
Dollar Tree / Family Dollar Group	Retail	208,617	208,618
Sterling Jewelers Inc.	Retail	203,946	203,946
Bio-Medical Applications of Ohio, Inc.	Medical	173,256	171,150
Bassett Direct NC, LLC	Retail	164,319	N/A
Red Robin West, Inc.	Restaurant	N/A	296,667
KinderCare Learning Centers LLC	Retail	N/A	161,684
Aggregate rental income of major tenants		$964,618	$1,334,741
Aggregate rental income of major tenants as a percentage of total rental income		99%	100%

(6)  Partners’ Capital –

For the years ended December 31, 2019 and 2018, the Partnership declared distributions of $1,111,114 and $2,334,350, respectively.  The Limited Partners received distributions of $1,100,003 and $2,311,006 and the General Partners received distributions of $11,111 and $23,344 for the years, respectively.  The Limited Partners' distributions represented $56.81 and $116.14 per Limited Partnership Unit outstanding using 19,364 and 19,899 weighted average Units in 2019 and 2018, respectively.  The distributions represented $56.81 and $116.14 per Unit of Net Income and $0 and $0 per Unit of return of capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $315,385 and $1,362,183 in 2019 and 2018, respectively.  The Limited Partners received distributions of $312,231 and $1,348,561 and the General Partners received distributions of $3,154 and $13,622 for the years, respectively.  The Limited Partners’ distributions represented $16.09 and $68.21 per Unit for the years, respectively.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(6)  Partners’ Capital – (Continued)

During 2019, the Partnership repurchased a total of 714.03 Units for $588,957 from 54 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During 2018, the Partnership repurchased a total of 250.16 Units for $216,363 from 15 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,949 and $2,185 in 2019 and 2018, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2019	2018

Net Income for Financial Reporting Purposes	$1,522,825	$5,187,932

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	109,489	58,386

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(13,474)	17,873

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	53,680	(240,752)
Taxable Income to Partners	$1,672,520	$5,023,439

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2019	2018

Partners' Capital for Financial Reporting Purposes	$14,282,174	$14,465,369

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,003,761	840,592

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	17,873	31,347

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$18,575,081	$18,608,581

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(8)  Coronavirus Outbreak –

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.  The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers.  Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation.  The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus.  Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.  The Partnership is unable to estimate the impact the coronavirus will have on its financial results at this time.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and Marni J. Nygard, President of AFM, and is accountable for his actions to both.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson and Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 75, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2020.  He was President of AFM from September 1992 to July 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Marni J. Nygard, Esq., age 45, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2020.  Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 60, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI.  Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager.  Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 45, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene.  He has been elected to continue in these positions until December 2020.  Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016.  Prior to being elected to the positions above, he was Controller of the various entities.  Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2019.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2019 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2020:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XX, Inc.	0	0.00%
Robert P. Johnson	28	0.15%
Patrick W. Keene	0	0.00%
Marni J. Nygard	0	0.00%
Keith E. Petersen	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.  The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2019 and 2018.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2019, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2019.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2019

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,216,771

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,226,806

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,065,953

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$371,106

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$81,819

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2019 and 2018:

Fee Category	2019	2018

Audit Fees	$20,150	$19,585
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$20,150	$19,585

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

10.6
Purchase and Sale Agreement dated August 31, 2018 between the Partnership and L.A.E. Properties, Inc. relating to the Property at 1410 Jamboree Drive, Colorado Springs, Colorado (incorporated by reference to Exhibit of Form 8-K filed November 5, 2018).

10.7
Assignment of Purchase Agreement dated April 26, 2019 between the Partnership and AEI Property Corporation relating to the property at 1551 Carl D. Silver Parkway, Fredericksburg, Virginia (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 6, 2019).

10.8
Assignment and Assumption of Lease dated April 30, 2019 between the Partnership and Mach II MCB Silver Portfolio Owner One, LLC relating to the property at 1551 Carl D. Silver Parkway, Fredericksburg, Virginia (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 6, 2019).

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

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 30, 2020	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2020
Marni J. Nygard	(Principal Executive Officer)

/s/ KEITH E PETERSEN	Chief Financial Officer and Treasurer	March 30, 2020
Keith E. Petersen	(Principal Accounting Officer)