Form 10-Q
period 2020-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2020-05-15
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2020 and December 31, 2019	3

	Statements for the Three Months ended March 31, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$2,922,987	$3,000,960

Real Estate Investments:
Land	5,964,702	5,964,702
Buildings	7,400,945	7,400,945
Acquired Intangible Lease Assets	1,458,807	1,458,807
Real Estate Held for Investment, at cost	14,824,454	14,824,454
Accumulated Depreciation and Amortization	(2,894,878)	(2,797,120)
Real Estate Held for Investment, Net	11,929,576	12,027,334
Total Assets	$14,852,563	$15,028,294

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$47,637	$33,872
Distributions Payable	277,778	277,779
Unearned Rent	0	17,873
Total Current Liabilities	325,415	329,524

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	406,004	416,596

Partners’ Capital:
General Partners	39,762	41,373
Limited Partners – 24,000 Units authorized; 19,051 Units issued and outstanding as of 3/31/2020 and 12/31/2019	14,081,382	14,240,801
Total Partners' Capital	14,121,144	14,282,174
Total Liabilities and Partners' Capital	$14,852,563	$15,028,294

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2020	2019

Rental Income	$264,749	$210,243

Expenses:
Partnership Administration – Affiliates	46,735	44,593
Partnership Administration and Property Management – Unrelated Parties	16,124	17,836
Depreciation and Amortization	90,584	78,701
Total Expenses	153,443	141,130

Operating Income	111,306	69,113

Other Income:
Gain on Sale of Real Estate	0	1,074,040
Interest Income	5,442	23,538
Total Other Income	5,442	1,097,578

Net Income	$116,748	$1,166,691

Net Income Allocated:
General Partners	$1,167	$11,667
Limited Partners	115,581	1,155,024
Total	$116,748	$1,166,691

Net Income per Limited Partnership Unit	$6.07	$58.44

Weighted Average Units Outstanding – Basic and Diluted	19,051	19,765

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:
Net Income	$116,748	$1,166,691

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	87,166	85,875
Gain on Sale of Real Estate	0	(1,074,040)
(Increase) Decrease in Receivables	0	50,689
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,765	(9,161)
Increase (Decrease) in Unearned Rent	(17,873)	(31,347)
Total Adjustments	83,058	(977,984)
Net Cash Provided By (Used For) Operating Activities	199,806	188,707

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	2,073,311

Cash Flows from Financing Activities:
Distributions Paid to Partners	(277,779)	(1,494,952)

Net Increase (Decrease) in Cash	(77,973)	767,066

Cash, beginning of period	3,000,960	6,216,113

Cash, end of period	$2,922,987	$6,983,179

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$43,205	$14,422,164	$14,465,369	19,765.14

Distributions Declared	(2,778)	(275,002)	(277,780)

Net Income	11,667	1,155,024	1,166,691

Balance, March 31, 2019	$52,094	$15,302,186	$15,354,280	19,765.14

Balance, December 31, 2019	$41,373	$14,240,801	$14,282,174	19,051.11

Distributions Declared	(2,778)	(275,000)	(277,778)

Net Income	1,167	115,581	116,748

Balance, March 31, 2020	$39,762	$14,081,382	$14,121,144	19,051.11

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2020
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10K.

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
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Issued Accounting Pronouncements –

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership’s financial statements.

(4)  Real Estate Investments –

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

(6)  Partners’ Capital –

For the three months ended March 31, 2020 and 2019, the Partnership declared distributions of $277,778 and $277,780, respectively. The Limited Partners received distributions of $275,000 and $275,002 and the General Partners received distributions of $2,778 and $2,778 for the periods, respectively. The Limited Partners' distributions represented $14.43 and $13.91 per Limited Partnership Unit outstanding using 19,051 and 19,765 weighted average Units in 2020 and 2019, respectively. The distributions represented $6.07 and $13.91 per Unit of Net Income and $8.36 and $0 per Unit of return of capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $73,865 and $99,254 in 2020 and 2019, respectively. The Limited Partners received distributions of $73,126 and $98,261 and the General Partners received distributions of $739 and $993 for the periods, respectively. The Limited Partners’ distributions represented $3.84 and $4.97 per Unit for the periods, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements –

As of March 31, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has received rent modification requests from three tenants of the six properties owned by the Partnership. In response, the Partnership has been working closely with these tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times. Most of these tenants are requesting a sixty to ninety day rent abatement, which the Partnership is negotiating to be repaid over the subsequent nine to twelve months.

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

Results of Operations

For the three months ended March 31, 2020 and 2019, the Partnership recognized rental income of $264,749 and $210,243, respectively. In 2020, rental income increased due to rent received from one property acquisition in 2019 and a rent increase on one property, which was partially offset by the sale of one property in 2019. Based on the scheduled rent for the properties owned as of April 30, 2020, the Partnership expects to recognize rental income from continuing operations of approximately $1,060,000 in 2020.

For the three months ended March 31, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $46,735 and $44,593, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,124 and $17,836, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2020 and 2019, the Partnership recognized interest income of $5,442 and $23,538, respectively. In 2020 interest income decreased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2020, the Partnership's cash balances decreased $77,973 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2019, the Partnership's cash balances increased $767,066 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $188,707 in 2019 to $199,806 in 2020 as a result of an increase in total income in 2020, which was partially offset by an increase in Partnership administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the three months ended March 31, 2020 and 2019, the Partnership declared distributions of $277,778 and $277,780, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $275,000 and $275,002 and the General Partners received distributions of $2,778 and $2,778 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $73,865 and $99,254 in 2020 and 2019, respectively. The Limited Partners received distributions of $73,126 and $98,261 and the General Partners received distributions of $739 and $993 for the periods, respectively. The Limited Partners’ distributions represented $3.84 and $4.97 per Unit for the periods, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2020 and 2019, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2020	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)