Form 10-Q
period 2020-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2020-11-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2020

Commission File Number:  000-23778

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1729121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2020 and December 31, 2019	3

	Statements for the Periods ended September 30, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$2,882,273	$3,000,960
Rent Receivable	70,323	0
Total Current Assets	2,952,596	3,000,960

Real Estate Investments:
Land	5,964,702	5,964,702
Buildings	7,400,945	7,400,945
Acquired Intangible Lease Assets	1,458,807	1,458,807
Real Estate Held for Investment, at cost	14,824,454	14,824,454
Accumulated Depreciation and Amortization	(3,090,394)	(2,797,120)
Real Estate Held for Investment, Net	11,734,060	12,027,334
Long-Term Rent Receivable	17,288	0
Total Assets	$14,703,944	$15,028,294

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$43,952	$33,872
Distributions Payable	198,381	277,779
Unearned Rent	17,873	17,873
Total Current Liabilities	260,206	329,524

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	384,820	416,596

Partners’ Capital:
General Partners	39,140	41,373
Limited Partners – 24,000 Units authorized; 19,051 Units issued and outstanding as of 9/30/2020 and 12/31/2019	14,019,778	14,240,801
Total Partners' Capital	14,058,918	14,282,174
Total Liabilities and Partners' Capital	$14,703,944	$15,028,294

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Rental Income	$265,118	$260,578	$794,984	$713,614

Expenses:
Partnership Administration – Affiliates	46,508	46,354	120,055	132,640
Partnership Administration and Property Management – Unrelated Parties	9,900	6,699	45,977	59,559
Depreciation and Amortization	90,584	90,584	271,752	255,908
Total Expenses	146,992	143,637	437,784	448,107

Operating Income	118,126	116,941	357,200	265,507

Other Income:
Gain on Sale of Real Estate	0	0	0	1,074,040
Interest Income	699	12,011	6,814	51,767
Total Other Income	699	12,011	6,814	1,125,807

Net Income	$118,825	$128,952	$364,014	$1,391,314

Net Income Allocated:
General Partners	$1,188	$1,289	$3,640	$13,913
Limited Partners	117,637	127,663	360,374	1,377,401
Total	$118,825	$128,952	$364,014	$1,391,314

Net Income per Limited Partnership Unit	$6.17	$6.61	$18.92	$70.75

Weighted Average Units Outstanding – Basic and Diluted	19,051	19,320	19,051	19,468

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income	$364,014	$1,391,314

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	261,498	259,778
Gain on Sale of Real Estate	0	(1,074,040)
(Increase) Decrease in Rent Receivable	(87,611)	50,689
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,080	(7,815)
Increase (Decrease) in Unearned Rent	0	(31,347)
Total Adjustments	183,967	(802,735)
Net Cash Provided By (Used For) Operating Activities	547,981	588,579

Cash Flows from Investing Activities:
Investments in Real Estate	0	(3,153,741)
Proceeds from Sale of Real Estate	0	2,073,311
Net Cash Provided By (Used For) Investing Activities	0	(1,080,430)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(666,668)	(2,050,510)
Repurchase of Partnership Units	0	(385,726)
Net Cash Provided By (Used For) Financing Activities	(666,668)	(2,436,236)

Net Increase (Decrease) in Cash	(118,687)	(2,928,087)

Cash, beginning of period	3,000,960	6,216,113

Cash, end of period	$2,882,273	$3,288,026

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$43,205	$14,422,164	$14,465,369	19,765.14

Distributions Declared	(2,778)	(275,002)	(277,780)

Net Income	11,667	1,155,024	1,166,691

Balance, March 31, 2019	52,094	15,302,186	15,354,280	19,765.14

Distributions Declared	(2,778)	(275,000)	(277,778)

Repurchase of Partnership Units	(3,857)	(381,869)	(385,726)	(444.97)

Net Income	957	94,714	95,671

Balance, June 30, 2019	46,416	14,740,031	14,786,447	19,320.17

Distributions Declared	(2,777)	(275,001)	(277,778)

Net Income	1,289	127,663	128,952

Balance, September 30, 2019	$44,928	$14,592,693	$14,637,621	19,320.17

Balance, December 31, 2019	$41,373	$14,240,801	$14,282,174	19,051.11

Distributions Declared	(2,778)	(275,000)	(277,778)

Net Income	1,167	115,581	116,748

Balance, March 31, 2020	39,762	14,081,382	14,121,144	19,051.11

Distributions Declared	(1,111)	(110,000)	(111,111)

Net Income	1,285	127,156	128,441

Balance, June 30, 2020	39,936	14,098,538	14,138,474	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)

Net Income	1,188	117,637	118,825

Balance, September 30, 2020	$39,140	$14,019,778	$14,058,918	19,051.11

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

In June 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 to 36 months. Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units. On July 23, 2014, the votes were counted and neither proposal received the required majority vote. As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2043, as stated in the Limited Partnership Agreement. In consideration of the adverse impact COVID-19 is having on the World and U.S. economy, the General Partner believes it is in the best interest of the Partnership to continue operations. The General Partner will re-evaluate the situation in 6 to 18 months and may again submit the option to liquidate to a vote by the Limited Partners at that time.

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

(6)  Partners’ Capital –

For the nine months ended September 30, 2020 and 2019, the Partnership declared distributions of $587,270 and $833,336, respectively. The Limited Partners received distributions of $581,397 and $825,003 and the General Partners received distributions of $5,873 and $8,333 for the periods, respectively. The Limited Partners' distributions represented $30.52 and $42.38 per Limited Partnership Unit outstanding using 19,051 and 19,468 weighted average Units in 2020 and 2019, respectively. The distributions represented $18.92 and $42.38 per Unit of Net Income and $11.60 and $0.00 per Unit of return of capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $73,865 and $256,284 in 2020 and 2019, respectively. The Limited Partners received distributions of $73,126 and $253,721 and the General Partners received distributions of $739 and $2,563 for the periods, respectively. The Limited Partners’ distributions represented $3.84 and $13.02 per Unit for the periods, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital – (Continued)

For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. For the nine months ended September 30, 2019, the Partnership repurchased a total of 444.97 Units for $381,869 from 28 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,857 in 2019.

(7)  Fair Value Measurements –

As of September 30, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has entered into rent deferral agreements with two tenants of the six properties owned by the Partnership. In June 2020, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to defer base rent in April and May 2020. The tenant shall pay the deferred amounts in twelve equal monthly installments beginning on February 1, 2021. In April 2020, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to defer base rent in May, April, and June 2020. The tenant shall pay the deferred amounts in nine equal installments beginning on February 1, 2021. The tenant of the Basset Furniture store in Fredericksburg, Virginia did not pay April, May, and June 2020 rental payments. A past due notice was sent on June 4, 2020 and a default notice was sent on June 16, 2020 to the tenant. April, May and June rent have been paid in the third quarter.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  Coronavirus Outbreak – (Continued)

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the Financial Accounting Standards Board. Deferred rent of $35,747 was recognized as rental income during the three months ended September 30, 2020 and a corresponding rent receivable was recorded. During the nine months ended September 30, 2020 a total of $141,421 of deferred rent was recognized as rental income and a corresponding rent receivable was recorded. Of the $141,421 deferred rent, $53,810 has been collected reducing the rent receivable for the period ended September 30, 2020. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the nine months ended September 30, 2020 and 2019, the Partnership recognized rental income of $794,984 and $713,614, respectively. In 2020, rental income increased due to rent received from one property acquisition in 2019 and a rent increase on one property, which was partially offset by the sale of one property in 2019. Based on the scheduled rent for the properties owned as of October 31, 2020, the Partnership expects to recognize rental income from continuing operations of approximately $1,060,000 and $1,069,000 in 2020 and 2021, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $120,055 and $132,640, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $45,977 and $59,559, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2020 and 2019, the Partnership recognized interest income of $6,814 and $51,767, respectively. In 2020 interest income decreased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2020, the Partnership's cash balances decreased $118,687 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2019, the Partnership's cash balances decreased $2,928,087 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $588,579 in 2019 to $547,981 in 2020 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by an increase in rental income in 2020 and a decrease in Partnership administration and property management expenses in 2020.

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

For the nine months ended September 30, 2020 and 2019, the Partnership declared distributions of $587,270 and $833,336, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $581,397 and $825,003 and the General Partners received distributions of $5,873 and $8,333 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $73,865 and $256,284 in 2020 and 2019, respectively. The Limited Partners received distributions of $73,126 and $253,721 and the General Partners received distributions of $739 and $2,563 for the periods, respectively. The Limited Partners’ distributions represented $3.84 and $13.02 per Unit for the periods, respectively.

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

For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. For the nine months ended September 30, 2019, the Partnership repurchased a total of 444.97 Units for $381,869 from 28 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,857 in 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1
Certification of President of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of President and Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)