Form 10-Q
period 2021-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2021-05-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2021

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2021 and December 31, 2020	3

	Statements for the Periods ended March 31, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$2,916,910	$2,882,411
Rent Receivable	64,073	84,778
Total Current Assets	2,980,983	2,967,189

Real Estate Investments:
Land	5,554,702	5,964,702
Buildings	6,313,231	7,400,945
Acquired Intangible Lease Assets	1,217,447	1,458,807
Real Estate Held for Investment, at cost	13,085,380	14,824,454
Accumulated Depreciation and Amortization	(2,968,074)	(3,188,152)
Real Estate Held for Investment, Net	10,117,306	11,636,302
Real Estate Held for Sale	1,421,238	0
Total Real Estate Investments	11,538,544	11,636,302
Long-Term Rent Receivable	0	2,833
Total Assets	$14,519,527	$14,606,324

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$48,955	$32,474
Distributions Payable	198,381	198,381
Unearned Rent	17,873	17,873
Total Current Liabilities	265,209	248,728

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	363,636	374,228

Partners’ Capital:
General Partners	37,457	38,384
Limited Partners – 24,000 Units authorized; 19,051 Units issued and outstanding as of 3/31/2021 and 12/31/2020	13,853,225	13,944,984
Total Partners' Capital	13,890,682	13,983,368
Total Liabilities and Partners' Capital	$14,519,527	$14,606,324

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2021	2020

Rental Income	$265,302	$264,749

Expenses:
Partnership Administration – Affiliates	45,992	46,735
Partnership Administration and Property Management – Unrelated Parties	23,722	16,124
Depreciation and Amortization	90,584	90,584
Total Expenses	160,298	153,443

Operating Income	105,004	111,306

Other Income:
Interest Income	691	5,442

Net Income	$105,695	$116,748

Net Income Allocated:
General Partners	$1,057	$1,167
Limited Partners	104,638	115,581
Total	$105,695	$116,748

Net Income per Limited Partnership Unit	$5.49	$6.07

Weighted Average Units Outstanding – Basic and Diluted	19,051	19,051

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net Income	$105,695	$116,748

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	87,166	87,166
(Increase) Decrease in Rent Receivable	23,538	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	16,481	13,765
Increase (Decrease) in Unearned Rent	0	(17,873)
Total Adjustments	127,185	83,058
Net Cash Provided By (Used For) Operating Activities	232,880	199,806

Cash Flows from Financing Activities:
Distributions Paid to Partners	(198,381)	(277,779)

Net Increase (Decrease) in Cash	34,499	(77,973)

Cash, beginning of period	2,882,411	3,000,960

Cash, end of period	$2,916,910	$2,922,987

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$41,373	$14,240,801	$14,282,174	19,051.11

Distributions Declared	(2,778)	(275,000)	(277,778)

Net Income	1,167	115,581	116,748

Balance, March 31, 2020	$39,762	$14,081,382	$14,121,144	19,051.11

Balance, December 31, 2020	$38,384	$13,944,984	$13,983,368	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)

Net Income	1,057	104,638	105,695

Balance, March 31, 2021	$37,457	$13,853,225	$13,890,682	19,051.11

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

Substantially, all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $87,611, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $64,073 as of March 31, 2021.

(4)  Real Estate Investments –

In March 2021, the Partnership entered into an agreement to sell the Dollar Tree store in Indianapolis, Indiana to an unrelated third party. On April 20, 2021, the sale closed with the Partnership receiving net proceeds of approximately $1,612,000, which resulted in a net gain of approximately $190,800. At the time of sale, the cost and related accumulated depreciation and amortization was $1,739,074 and $317,836, respectively. At March 31, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $1,421,238.

In May 2021, the Partnership entered into an agreement to sell the Fresenius Medical Center in Green, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,562,000, which will result in a net gain of approximately $727,400.

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

(6)  Partners’ Capital –

For the three months ended March 31, 2021 and 2020, the Partnership declared distributions of $198,381 and $277,778, respectively. The Limited Partners received distributions of $196,397 and $275,000 and the General Partners received distributions of $1,984 and $2,778 for the periods, respectively. The Limited Partners' distributions represented $10.31 and $14.43 per Limited Partnership Unit outstanding using 19,051 weighted average Units for both periods. The distributions represented $5.49 and $6.07 per Unit of Net Income and $4.82 and $8.36 per Unit of return of capital in 2021 and 2020, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $73,865 in 2020. The Limited Partners received distributions of $73,126 and the General Partners received distributions of $739. The Limited Partners’ distributions represented $3.84 per Unit.

(7)  Fair Value Measurements –

As of March 31, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has entered into rent deferral agreements with two tenants of the six properties owned by the Partnership. In June 2020, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to defer base rent in April and May 2020. The tenant started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021. In April 2020, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to defer base rent in May, April, and June 2020. The tenant started paying the deferred amounts in nine equal installments beginning on February 1, 2021.

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

Results of Operations

For the three months ended March 31, 2021 and 2020, the Partnership recognized rental income of $265,302 and $264,749, respectively. In 2021, rental income increased due to a rent increase on one property. Based on the scheduled rent for the properties owned as of April 30, 2021, the Partnership expects to recognize rental income from continuing operations of approximately $951,000 in 2021.

For the three months ended March 31, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $45,992 and $46,735, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,722 and $16,124, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2021 and 2020, the Partnership recognized interest income of $691 and $5,442, respectively. In 2021 interest income decreased due to the higher money market interest rates in 2020.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2021, the Partnership's cash balances increased $34,499 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2020, the Partnership's cash balances decreased $77,973 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $199,806 in 2020 to $232,880 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in interest income in 2021 and an increase in Partnership administration and property management expenses in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2021 and 2020, the Partnership did not complete any property acquisitions or property sales.

In March 2021, the Partnership entered into an agreement to sell the Dollar Tree store in Indianapolis, Indiana to an unrelated third party. On April 20, 2021, the sale closed with the Partnership receiving net proceeds of approximately $1,612,000, which resulted in a net gain of approximately $190,800. At the time of sale, the cost and related accumulated depreciation and amortization was $1,739,074 and $317,836, respectively. At March 31, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $1,421,238.

In May 2021, the Partnership entered into an agreement to sell the Fresenius Medical Center in Green, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,562,000, which will result in a net gain of approximately $727,400.

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

For the three months ended March 31, 2021 and 2020, the Partnership declared distributions of $198,381 and $277,778, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $196,397 and $275,000 and the General Partners received distributions of $1,984 and $2,778 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $73,865 in 2020. The Limited Partners received distributions of $73,126 and the General Partners received distributions of $739. The Limited Partners’ distributions represented $3.84 per Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2021 and 2020, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2021	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)