Form 10-Q
period 2021-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2021-08-11
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2021

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

As of June 30, 2021, there were 18,319.53 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2021 and December 31, 2020	3

	Statements for the Periods ended June 30, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$6,560,134	$2,882,411
Rent Receivable	52,537	84,778
Total Current Assets	6,612,671	2,967,189

Real Estate Investments:
Land	1,161,052	5,964,702
Buildings	1,763,542	7,400,945
Acquired Intangible Lease Assets	475,411	1,458,807
Real Estate Held for Investment, at cost	3,400,005	14,824,454
Accumulated Depreciation and Amortization	(1,270,563)	(3,188,152)
Real Estate Held for Investment, Net	2,129,442	11,636,302
Real Estate Held for Sale	5,178,000	0
Total Real Estate Investments	7,307,442	11,636,302
Long-Term Rent Receivable	0	2,833
Total Assets	$13,920,113	$14,606,324

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$61,156	$32,474
Distributions Payable	2,216,976	198,381
Unearned Rent	17,873	17,873
Total Current Liabilities	2,296,005	248,728

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	374,228

Partners’ Capital:
General Partners	14,791	38,384
Limited Partners – 24,000 Units authorized; 18,319.53 and 19,051.11 Units issued and outstanding as of 6/30/2021 and 12/31/2020	11,609,317	13,944,984
Total Partners' Capital	11,624,108	13,983,368
Total Liabilities and Partners' Capital	$13,920,113	$14,606,324
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Rental Income	$237,995	$265,117	$503,297	$529,866

Expenses:
Partnership Administration – Affiliates	27,620	26,812	73,612	73,547
Partnership Administration and Property Management – Unrelated Parties	20,680	19,953	44,402	36,077
Depreciation and Amortization	64,556	90,584	155,140	181,168
Real Estate Impairment	546,923	0	546,923	0
Total Expenses	659,779	137,349	820,077	290,792

Operating Income (Loss)	(421,784)	127,768	(316,780)	239,074

Other Income:
Gain on Sale of Real Estate	913,017	0	913,017	0
Interest Income	899	673	1,590	6,115
Total Other Income	913,916	673	914,607	6,115

Net Income	$492,132	$128,441	$597,827	$245,189

Net Income Allocated:
General Partners	$4,921	$1,285	$5,978	$2,452
Limited Partners	487,211	127,156	591,849	242,737
Total	$492,132	$128,441	$597,827	$245,189

Net Income per Limited Partnership Unit	$26.59	$6.67	$31.68	$12.74

Weighted Average Units Outstanding – Basic and Diluted	18,320	19,051	18,685	19,051

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$597,827	$245,189

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	151,838	174,332
Real Estate Impairment	546,923	0
Gain on Sale of Real Estate	(913,017)	0
(Increase) Decrease in Rent Receivable	35,074	(105,674)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	28,682	11,181
Increase (Decrease) in Unearned Rent	0	(17,873)
Total Adjustments	(150,500)	61,966
Net Cash Provided By (Used For) Operating Activities	447,327	307,155

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	4,168,888	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(396,762)	(555,557)
Repurchase of Partnership Units	(541,730)	0
Net Cash Provided By (Used For) Financing Activities	(938,492)	(555,557)

Net Increase (Decrease) in Cash	3,677,723	(248,402)

Cash, beginning of period	2,882,411	3,000,960

Cash, end of period	$6,560,134	$2,752,558

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$41,373	$14,240,801	$14,282,174	19,051.11

Distributions Declared	(2,778)	(275,000)	(277,778)

Net Income	1,167	115,581	116,748

Balance, March 31, 2020	39,762	14,081,382	14,121,144	19,051.11

Distributions Declared	(1,111)	(110,000)	(111,111)

Net Income	1,285	127,156	128,441

Balance, June 30, 2020	$39,936	$14,098,538	$14,138,474	19,051.11

Balance, December 31, 2020	$38,384	$13,944,984	$13,983,368	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)

Net Income	1,057	104,638	105,695

Balance, March 31, 2021	37,457	13,853,225	13,890,682	19,051.11

Distributions Declared	(22,170)	(2,194,806)	(2,216,976)

Repurchase of Partnership Units	(5,417)	(536,313)	(541,730)	(731.58)

Net Income	4,921	487,211	492,132

Balance, June 30, 2021	$14,791	$11,609,317	$11,624,108	18,319.53

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021
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

(2)  Organization –

AEI Net Lease Income & Growth Fund XX Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Estate of Robert Johnson and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

Substantially, all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $87,611, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $37,701 as of June 30, 2021.

(4)  Real Estate Investments –

In March 2021, the Partnership entered into an agreement to sell the Dollar Tree store in Indianapolis, Indiana to an unrelated third party. On April 20, 2021, the sale closed with the Partnership receiving net proceeds of $1,608,689, which resulted in a net gain of $187,451. At the time of sale, the cost and related accumulated depreciation and amortization was $1,739,074 and $317,836, respectively.

In May 2021, the Partnership entered into an agreement to sell the Fresenius Medical Center in Green, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Partnership receiving net proceeds of $2,560,199, which resulted in a net gain of $725,566. At the time of sale, the cost and related accumulated depreciation and amortization was $2,360,000 and $525,367, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $133,134 was recognized, which was the difference between the carrying value at June 30, 2021 of $3,155,134 and the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of approximately $3,022,000, which resulted in no gain or loss due to the impairment charge recorded in the second quarter of 2021. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $3,022,000.

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $413,789 was recognized which was the difference between the carrying value at June 30, 2021 of $2,569,789 and the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,156,000, which will result in no gain or loss due to the impairment charge recorded in the second quarter of 2021. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $2,156,000.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the six months ended June 30, 2021 and 2020, the Partnership declared distributions of $2,415,357 and $388,889, respectively. The Limited Partners received distributions of $2,391,203 and $385,000 and the General Partners received distributions of $24,154 and $3,889 for the periods, respectively. The Limited Partners' distributions represented $127.97 and $20.21 per Limited Partnership Unit outstanding using 18,685 and 19,051 weighted average Units in 2021 and 2020, respectively. The distributions represented $31.68 and $12.74 per Unit of Net Income and $96.29 and $7.47 per Unit of return of capital in 2021 and 2020, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital – (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,020,202 and $73,865 in 2021 and 2020, respectively. The Limited Partners received distributions of $2,000,000 and $73,126 and the General Partners received distributions of $20,202 and $739 for the periods, respectively. The Limited Partners’ distributions represented $109.17 and $3.84 per Unit for the periods, respectively.

On April 1, 2021, the Partnership repurchased a total of 731.58 Units for $536,313 from 34 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,417 in 2021.

(7)  Fair Value Measurements –

As of June 30, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2021.

The 2.36 acres of land in Fredericksburg, Virginia with a carrying value of $3,155,134 at June 30, 2021 was written down to its estimated fair value of $3,022,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $133,134 was included in earnings for the second quarter of 2021. The fair value of the property was based upon a signed purchase agreement, which is considered a Level 2 input in the valuation hierarchy.

The Staples store in Vernon Hills, Illinois with a carrying value of $2,569,789 at June 30, 2021 was written down to its estimated fair value of $2,156,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $413,789 was included in earnings for the second quarter of 2021. The fair value of the property was based upon a signed purchase agreement, which is considered a Level 2 input in the valuation hierarchy.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has entered into rent deferral agreements with two tenants of the four properties owned by the Partnership. In June 2020, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to defer base rent in April and May 2020. The tenant started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021. In April 2020, the Partnership entered into an agreement with the tenant of the Staples store in Vernon Hills, Illinois to defer base rent in May, April, and June 2020. The tenant started paying the deferred amounts in nine equal installments beginning on February 1, 2021.

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

Results of Operations

For the six months ended June 30, 2021 and 2020, the Partnership recognized rental income of $503,297 and $529,866, respectively. In 2021, rental income decreased due to the sale of two properties. Based on the scheduled rent for the properties owned as of July 31, 2021, the Partnership expects to recognize rental income of approximately $799,000 in 2021.

For the six months ended June 30, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $73,612 and $73,547, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,402 and $36,077, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2021 and 2020, the Partnership recognized interest income of $1,590 and $6,115, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2021, the Partnership's cash balances increased $3,677,723 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the six months ended June 30, 2020, the Partnership's cash balances decreased $248,402 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $307,155 in 2020 to $447,327 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2021 and an increase in Partnership administration and property management expenses in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2021, the Partnership generated cash flow from the sale of real estate of $4,168,888.

In March 2021, the Partnership entered into an agreement to sell the Dollar Tree store in Indianapolis, Indiana to an unrelated third party. On April 20, 2021, the sale closed with the Partnership receiving net proceeds of $1,608,689, which resulted in a net gain of $187,451. At the time of sale, the cost and related accumulated depreciation and amortization was $1,739,074 and $317,836, respectively.

In May 2021, the Partnership entered into an agreement to sell the Fresenius Medical Center in Green, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Partnership receiving net proceeds of $2,560,199, which resulted in a net gain of $725,566. At the time of sale, the cost and related accumulated depreciation and amortization was $2,360,000 and $525,367, respectively.

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $133,134 was recognized, which was the difference between the carrying value at June 30, 2021 of $3,155,134 and the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of approximately $3,022,000, which resulted in no gain or loss due to the impairment charge recorded in the second quarter of 2021. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $3,022,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $413,789 was recognized which was the difference between the carrying value at June 30, 2021 of $2,569,789 and the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,156,000, which will result in no gain or loss due to the impairment charge recorded in the second quarter of 2021. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $2,156,000.

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

For the six months ended June 30, 2021 and 2020, the Partnership declared distributions of $2,415,357 and $388,889, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,391,203 and $385,000 and the General Partners received distributions of $24,154 and $3,889 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,020,202 and $73,865 in 2021 and 2020, respectively. The Limited Partners received distributions of $2,000,000 and $73,126 and the General Partners received distributions of $20,202 and $739 for the periods, respectively. The Limited Partners’ distributions represented $109.17 and $3.84 per Unit for the periods, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On April 1, 2021, the Partnership repurchased a total of 731.58 Units for $536,313 from 34 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,417 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/21 to 4/30/21	731.58	$733.09	5,680.47 (1)	(2)

5/1/21 to 5/31/21	--	--	--	--

6/1/21 to 6/30/21	--	--	--	--

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

Dated: August 11, 2021	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)