Form 10-Q
period 2021-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2021-11-12
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2021

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

As of September 30, 2021, there were 18,319.53 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Statements for the Periods ended September 30, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$9,578,818	$2,882,411
Rent Receivable	11,330	84,778
Total Current Assets	9,590,148	2,967,189

Real Estate Investments:
Land	1,161,052	5,964,702
Buildings	1,763,542	7,400,945
Acquired Intangible Lease Assets	475,411	1,458,807
Real Estate Held for Investment, at cost	3,400,005	14,824,454
Accumulated Depreciation and Amortization	(1,297,244)	(3,188,152)
Real Estate Held for Investment, Net	2,102,761	11,636,302
Long-Term Rent Receivable	0	2,833
Total Assets	$11,692,909	$14,606,324

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$54,470	$32,474
Distributions Payable	4,237,173	198,381
Unearned Rent	0	17,873
Total Current Liabilities	4,291,643	248,728

Long-Term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	374,228

Partners’ Capital:
General Partners	8,125	38,384
Limited Partners – 24,000 Units authorized; 18,319.53 and 19,051.11 Units issued and outstanding as of 9/30/2021 and 12/31/2020	7,393,141	13,944,984
Total Partners' Capital	7,401,266	13,983,368
Total Liabilities and Partners' Capital	$11,692,909	$14,606,324

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Rental Income	$129,048	$265,118	$632,345	$794,984

Expenses:
Partnership Administration – Affiliates	26,789	46,508	100,401	120,055
Partnership Administration and Property Management – Unrelated Parties	11,194	9,900	55,596	45,977
Depreciation and Amortization	19,507	90,584	174,647	271,752
Real Estate Impairment	0	0	546,923	0
Total Expenses	57,490	146,992	877,567	437,784

Operating Income (Loss)	71,558	118,126	(245,222)	357,200

Other Income:
Gain (Loss) on Sale of Real Estate	(59,018)	0	853,999	0
Interest Income	1,791	699	3,381	6,814
Total Other Income (Loss)	(57,227)	699	857,380	6,814

Net Income	$14,331	$118,825	$612,158	$364,014

Net Income (Loss) Allocated:
General Partners	$35,706	$1,188	$41,684	$3,640
Limited Partners	(21,375)	117,637	570,474	360,374
Total	$14,331	$118,825	$612,158	$364,014

Net Income (Loss) per Limited Partnership Unit	$(1.17)	$6.17	$30.73	$18.92

Weighted Average Units Outstanding – Basic and Diluted	18,320	19,051	18,563	19,051

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$612,158	$364,014

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	178,519	261,498
Real Estate Impairment	546,923	0
Gain on Sale of Real Estate	(853,999)	0
(Increase) Decrease in Rent Receivable	76,281	(87,611)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	21,996	10,080
Increase (Decrease) in Unearned Rent	(17,873)	0
Total Adjustments	(48,153)	183,967
Net Cash Provided By (Used For) Operating Activities	564,005	547,981

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	9,287,870	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(2,613,738)	(666,668)
Repurchase of Partnership Units	(541,730)	0
Net Cash Provided By (Used For) Financing Activities	(3,155,468)	(666,668)

Net Increase (Decrease) in Cash	6,696,407	(118,687)

Cash, beginning of period	2,882,411	3,000,960

Cash, end of period	$9,578,818	$2,882,273

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$41,373	$14,240,801	$14,282,174	19,051.11

Distributions Declared	(2,778)	(275,000)	(277,778)
Net Income	1,167	115,581	116,748

Balance, March 31, 2020	39,762	14,081,382	14,121,144	19,051.11

Distributions Declared	(1,111)	(110,000)	(111,111)
Net Income	1,285	127,156	128,441

Balance, June 30, 2020	39,936	14,098,538	14,138,474	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)
Net Income	1,188	117,637	118,825

Balance, September 30, 2020	$39,140	$14,019,778	$14,058,918	19,051.11

Balance, December 31, 2020	$38,384	$13,944,984	$13,983,368	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)
Net Income	1,057	104,638	105,695

Balance, March 31, 2021	37,457	13,853,225	13,890,682	19,051.11

Distributions Declared	(22,170)	(2,194,806)	(2,216,976)
Repurchase of Partnership Units	(5,417)	(536,313)	(541,730)	(731.58)
Net Income	4,921	487,211	492,132

Balance, June 30, 2021	14,791	11,609,317	11,624,108	18,319.53

Distributions Declared	(42,372)	(4,194,801)	(4,237,173)
Net Income (Loss)	35,706	(21,375)	14,331

Balance, September 30, 2021	$8,125	$7,393,141	$7,401,266	18,319.53

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Substantially, all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $87,611, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $11,330 as of September 30, 2021.

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

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $133,134 was recognized, which was the difference between the carrying value at June 30, 2021 of $3,155,134 and the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of $3,010,150, which resulted in a net loss of $11,850. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively.

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $413,789 was recognized which was the difference between the carrying value at June 30, 2021 of $2,569,789 and the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. On September 10, 2021, the sale closed with the Partnership receiving net proceeds of 2,108,832, which resulted in a net loss of $47,168. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,300,849 and $1,144,849, respectively.

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 21, 2029. As part of the agreement, the annual rent will decrease from $224,340 to $167,500 effective February 1, 2022.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2021 and 2020, the Partnership declared distributions of $6,652,530 and $587,270, respectively. The Limited Partners were allocated distributions of $6,586,004 and $581,397 and the General Partners were allocated distributions of $66,526 and $5,873 for the periods, respectively. The Limited Partners' distributions represented $354.79 and $30.52 per Limited Partnership Unit outstanding using 18,563 and 19,051 weighted average Units in 2021 and 2020, respectively. The distributions represented $30.73 and $18.92 per Unit of Net Income and $324.06 and $11.60 per Unit of return of capital in 2021 and 2020, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital – (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $6,060,606 and $73,865 in 2021 and 2020, respectively. The Limited Partners were allocated distributions of $6,000,000 and $73,126 and the General Partners were allocated distributions of $60,606 and $739 for the periods, respectively. The Limited Partners’ distributions represented $327.52 and $3.84 per Unit for the periods, respectively.

For the nine months ended September 30, 2021, the Partnership repurchased a total of 731.58 Units for $536,313 from 34 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,417 in 2021.

(7)  Fair Value Measurements –

As of September 30, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2021.

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

Results of Operations

For the nine months ended September 30, 2021 and 2020, the Partnership recognized rental income of $632,345 and $794,984, respectively. In 2021, rental income decreased due to the sale of four properties. Based on the scheduled rent for the properties owned as of October 31, 2021, the Partnership expects to recognize rental income of approximately $733,000 in 2021.

For the nine months ended September 30, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $100,401 and $120,055, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $55,596 and $45,977, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2021 and 2020, the Partnership recognized interest income of $3,381 and $6,814, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2021, the Partnership's cash balances increased $6,696,407 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the nine months ended September 30, 2020, the Partnership's cash balances decreased $118,687 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $547,981 in 2020 to $564,005 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in Partnership administration and property management expenses in 2021, which was partially offset by a decrease in total rental and interest income in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2021, the Partnership generated cash flow from the sale of real estate of $9,287,870.

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

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $133,134 was recognized, which was the difference between the carrying value at June 30, 2021 of $3,155,134 and the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of 3,010,150, which resulted in a net loss of $11,850. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $413,789 was recognized which was the difference between the carrying value at June 30, 2021 of $2,569,789 and the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. On September 10, 2021, the sale closed with the Partnership receiving net proceeds of 2,108,832, which resulted in a net loss of $47,168. At the time of the sale, the cost and related accumulated amortization was $3,300,849 and $1,144,849 respectively.

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

For the nine months ended September 30, 2021 and 2020, the Partnership declared distributions of $6,652,530 and $587,270, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $6,586,004 and $581,397 and the General Partners were allocated distributions of $66,526 and $5,873 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $6,060,606 and $73,865 in 2021 and 2020, respectively. The Limited Partners received distributions of $6,000,000 and $73,126 and the General Partners received distributions of $60,606 and $739 for the periods, respectively. The Limited Partners’ distributions represented $327.52 and $3.84 per Unit for the periods, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2021, the Partnership repurchased a total of 731.58 Units for $536,313 from 34 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,417 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2021	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)