Form 10-K
period 2021-12-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2022-03-31
CIK 894245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2021

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
☐ Yes    ☒ No

As of June 30, 2021, there were 18,291.53 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,291,530.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1. BUSINESS.

AEI Net Lease Income & Growth Fund XX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 2, 1992. The registrant is comprised of AEI Fund Management XX, Inc. (“AFM”) as Managing General Partner, the Estate of Robert P. Johnson , as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 20, 1993. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

ITEM 1. BUSINESS. (Continued)

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

Property Activity During the Last Three Years

As of December 31, 2018, the Partnership owned interests in six properties with a total cost of $12,764,125. During the years ended December 31, 2019 and 2021 the Partnership sold five properties and received net sale proceeds of $2,073,311 and $9,287,870 which resulted in net gains of, $1,074,040 and $853,999, respectively. During 2019, the Partnership expended $3,165,897 to purchase one additional property as it reinvested cash generated from property sales. As of December 31, 2021, the Partnership owned interests in two properties with a total cost of $3,400,005.

Major Tenants

During 2021, six tenants each contributed more than ten percent of the Partnership’s total rental income. The major tenants in aggregate contributed 100% of total rental income in 2021. It is anticipated that, based on the minimum rental payments required under the leases, the tenant Family Dollar store will continue to contribute more than ten percent of rental income in 2022. The tenants of the Staples Retail store, Fresenius Medical Center, Dollar Tree store and Basset Furniture store will not continue to be major tenants because the properties were sold in 2021. Any failure of this major tenant could materially affect the Partnership's net income and cash distributions.

Competition

The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

ITEM 1. BUSINESS. (Continued)

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years, despite the COVID-19 pandemic, the Management Company has not made any reductions to employee compensation plans or employee benefit plans. The Management Company has increased the number of employees from 36 on December 31, 2020 to 39 at December 31, 2021 to support AFM’s business operations.

The Management Company believes the people who work for the company are its most important resources and are critical to its continued success. The Management Company focuses significant attention toward attracting and retaining talented and experienced individuals to manage and support its operations. The Management Company’s people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of the Management Company’s employees must adhere to a code of conduct that is outlined in AEI’s employee handbook which sets standards for appropriate behavior which includes preventing, identifying, reporting and stopping any type of discrimination.

Compensation and Benefits

The Management Company believes its compensation package and benefits are competitive with others in its industry. In addition to base pay, all eligible employees participate in the Management Company bonus program. The Management Company also offers employees a broad range of benefits, including medical, dental and ancillary health benefits and paid parental leave.

Workplace Safety and Wellness

The safety and well-being of the Management Company’s employees is its priority. During the COVID-19 pandemic, the Management Company implemented a COVID-19 Preparedness Plan which included safety protocols to assist in mitigating the risk of exposure to its employees and visitors. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions during this time have required modification, including most of its employees working remotely. The Management Company’s experienced teams of people adapted to the changes in the work environment and have managed business successfully during this challenging time.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2021.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,105		Sterling Jewelers Inc.	$224,341	$77.24

Family Dollar Store Mobile, AL	7/23/12	$1,410,900	(1)	Family Dollar Stores of Alabama, Inc.	$119,926	$14.66

(1) Does not include acquisition costs that were expensed.

The property listed above with a partial ownership percentage is owned with the following affiliated entity:  Jared Jewelry store (AEI Income & Growth Fund XXI Limited Partnership).

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

At December 31, 2021, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2021, there were 1,230 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $108,893 and $7,857 were declared to the General Partners and $10,780,411 and $777,794 were declared to the Limited Partners for 2021 and 2020, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $10,130,941 and $73,126 in 2021 and 2020, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/21 to 10/31/21	99.85	$436.10	5,780.32(1)	(2)

11/1/21 to 11/30/21	--	--	--	--

12/1/21 to 12/31/21	--	--	--	--

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

At December 31, 2021, the estimated value of the Partnership's Units was $520 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

●
Opinions of value from real estate brokerage firms
●
Appraisal reports from independent commercial property appraisers
●
Industry market reports from real estate brokerage and appraisal firms
●
Market values from comparable properties listed for sale or recently sold
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2021. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2021 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Properties	$4,311,000	$13,183,000
Cash	9,546,000	2,959,000
Current liabilities	(4,292,000)	(249,000)
Value attributable to the interest of the General Partners	(95,000)	(159,000)
Value attributable to the interest of the Limited Partners	$9,470,000	$15,734,000
Limited Partnership Units outstanding	18,220	19,051

ITEM 6. (Reserved)

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

Results of Operations

For the years ended December 31, 2021 and 2020, the Partnership recognized rental income of $711,238 and $1,060,101, respectively. In 2021, rental income decreased due to the sale of four properties. Based on the scheduled rent for the properties owned as of February 28, 2022, the Partnership expects to recognize rental income of approximately $46,000 in 2022.

For the years ended December 31, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $122,692 and $156,960, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $71,996 and $61,482, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, the Partnership recognized real estate impairment of $133,134 to decrease the carrying value to the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of $3,010,150, which resulted in a net loss of $11,850. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, the Partnership recognized real estate impairment of $413,789 to decrease the carrying value to the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. On September 10, 2021, the sale closed with the Partnership receiving net proceeds of $2,108,832, which resulted in a net loss of $47,168. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,300,849 and $1,144,849, respectively.

For the years ended December 31, 2021 and 2020, the Partnership recognized interest income of $4,712 and $7,522, respectively. In 2021 interest income decreased due to the Partnership’s liquidating distributions made throughout 2021.

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

Liquidity and Capital Resources

During the year ended December 31, 2021, the Partnership's cash balance increased $2,425,582 as a result of cash generated from the sale of properties, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the year ended December 31, 2020 the Partnership's cash balances decreased $118,549 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $746,500 in 2020 to $574,338 in 2021 as a result of a decrease in total rental and interest income, net timing differences in the collection of payments from the tenants and the payment of expenses in 2021 which was partially offset by a decrease in Partnership administration expenses in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2021, the Partnership generated cash flow from the sale of real estate of $9,287,870.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

In December 2021, the Partnership entered into an agreement to sell its 50% interest in the Jared Jewelry store in Hanover, Maryland to an unrelated third party. On February 14, 2022, the sale closed with the Partnership receiving net proceeds of approximately $2,464,000, which resulted in a net gain of approximately $1,147,000. At the time of sale, the cost and related accumulated depreciation was $1,989,105 and $672,124, respectively.

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

For the year ended December 31, 2021 and 2020, the Partnership declared distributions of $10,889,304 and $785,651, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $10,780,411 and $777,794 and the General Partners were allocated distributions of $108,893 and $7,857 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $10,233,274 and $73,865 in 2021 and 2020, respectively. The Limited Partners were allocated distributions of $10,130,941 and $73,126 and the General Partners were allocated distributions of $102,333 and $739 for the periods, respectively. The Limited Partners’ distributions represented $554.25 and $3.84 per Unit for the periods, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

During 2021, the Partnership repurchased a total of 831.43 Units for $579,858 from 39 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. During 2020, the Partnership did not repurchase any Units from the Limited Partners. In prior years, the Partnership repurchased a total of 4,948.89 Units for $3,926,476 from 358 Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,857 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2021 and 2020	19

Statements for the Years Ended December 31, 2021 and 2020:

Income	20

Cash Flows	21

Changes in Partners’ Capital	22

Notes to Financial Statements	23 – 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XX Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Net Lease Income & Growth Fund XX Limited Partnership (a Minnesota limited partnership) (the “Partnership”) as of December 31, 2021 and 2020, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion of the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Estate Investments

Description of the matter

As described in Note 2 to the financial statements, the Partnership tests investments in real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  Management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its carrying value.  The Partnership’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to future rental rates, occupancy levels, costs to obtain a tenant, holding expenses while vacant, and estimated sale proceeds.  If the expected future are less than the carrying value of the property, the Partnership recognizes an impairment loss equal to the amount by which the carrying value of the property exceeds the fair value of the property.  Fair value is determined based on independent appraisals, selling prices of comparable properties, sale agreements under negotiation, and/or final selling pricing.
We identified the impairment of real estate investments as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate investments.  Given these factors, the related audit effort in evaluating management’s assumptions in determining recoverability of real estate assets was extensive and required a high degree of auditor judgement.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Partnership’s real estate recoverability analysis included the following, among others:

●
We obtained an understanding and evaluated the design of controls over management’s evaluation of recoverability of real estate property assets, including managements process for determining the key inputs utilized in estimating the undiscounted future cash flows.

●
We evaluated the undiscounted cash flow analysis, including management’s estimates of tenant occupancy, future rental income and estimated sales proceeds, for each real estate asset with possible impairment indicators by evaluating the adequacy and reasonableness of the source information and assumptions used by management and testing mathematical accuracy of the analysis.

●
We made inquires of management regarding the current status of potential transitions and about management’s judgements to understand the probability of future events that could affect the cash flow assumptions for the properties.  For the property sold in 2022, we compared net selling proceeds to its carrying value.

/s/ Boulay PLLP Boulay PLLP

We have served as the Partnership’s auditor since 1992.
PCAOB ID 542
Minneapolis, Minnesota
March 30, 2022

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2021	2020
Current Assets:
Cash	$5,307,993	$2,882,411
Rent Receivable	2,833	84,778
Total Current Assets	5,310,826	2,967,189

Real Estate Investments:
Land	300,000	5,964,702
Buildings	635,489	7,400,945
Acquired Intangible Lease Assets	475,411	1,458,807
Real Estate Held for Investment, at cost	1,410,900	14,824,454
Accumulated Depreciation and Amortization	(651,801)	(3,188,152)
Real Estate Held for Investment, Net	759,099	11,636,302
Real Estate Held for Sale	1,316,981	0
Total Real Estate Investments	2,076,080	11,636,302
Long-Term Rent Receivable	0	2,833
Total Assets	$7,386,906	$14,606,324

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$7,599	$32,474
Distributions Payable	4,236,774	198,381
Unearned Rent	0	17,873
Total Current Liabilities	4,244,373	248,728

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	374,228

Partners’ Capital:
General Partners	7,700	38,384
Limited Partners – 24,000 Units authorized; 18,220 and 19,051 Units issued and outstanding as of December 31, 2021 and 2020, respectively	3,134,833	13,944,984
Total Partners' Capital	3,142,533	13,983,368
Total Liabilities and Partners' Capital	$7,386,906	$14,606,324
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2021	2020

Rental Income	$711,238	$1,060,101

Expenses:
Partnership Administration – Affiliates	122,692	156,960
Partnership Administration and Property Management – Unrelated Parties	71,996	61,482
Depreciation and Amortization	194,154	362,336
Real Estate Impairment	546,923	0
Total Expenses	935,765	580,778

Operating Income	(224,527)	479,323

Other Income:
Gain on Sale of Real Estate	853,999	0
Interest Income	4,712	7,522
Total Other Income	858,711	7,522

Net Income	$634,184	$486,845

Net Income Allocated:
General Partners	$84,066	$4,868
Limited Partners	550,118	481,977
Total	$634,184	$486,845

Net Income per Limited Partnership Unit	$29.77	$25.30

Weighted Average Units Outstanding – Basic and Diluted	18,477	19,051

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020

Cash Flows from Operating Activities:
Net Income	$634,184	$486,845

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	205,200	348,664
Real Estate Impairment	546,923	0
Gain on Sale of Real Estate	(853,999)	0
(Increase) Decrease in Receivables	84,778	(87,611)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(24,875)	(1,398)
Increase (Decrease) in Unearned Rent	(17,873)	0
Total Adjustments	(59,846)	259,655
Net Cash Provided By (Used For) Operating Activities	574,338	746,500

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	9,287,870	0
Net Cash Provided By (Used For) Investing Activities	9,287,870	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(6,850,911)	(865,049)
Repurchase of Partnership Units	(585,715)	0
Net Cash Provided By (Used For) Financing Activities	(7,436,626)	(865,049)

Net Increase (Decrease) in Cash	2,425,582	(118,549)

Cash, beginning of year	2,882,411	3,000,960

Cash, end of year	$5,307,993	$2,882,411

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$41,373	$14,240,801	$14,282,174	19,051.11

Distributions Declared	(7,857)	(777,794)	(785,651)

Net Income	4,868	481,977	486,845

Balance, December 31, 2020	38,384	13,944,984	13,983,368	19,051.11

Distributions Declared	(108,893)	(10,780,411)	(10,889,304)

Repurchase of Partnership Units	(5,857)	(579,858)	(585,715)	(831.43)

Net Income	84,066	550,118	634,184

Balance, December 31, 2021	$7,700	$3,134,833	$3,142,533	18,219.68

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(1)  Organization –

AEI Net Lease Income & Growth Fund XX Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2021 AND 2020

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and the allocation of purchase price of real estate assets and intangible assets.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2018, and with few exceptions, is no longer subject to state tax examinations for tax years before 2018.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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
DECEMBER 31, 2021 AND 2020

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

The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss equal to the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building, intangible assets, liabilities, revenues and expenses.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2021.

The Bassett Furniture store in Fredricksburg, Virginia with a carrying amount of $3,155,134 at June 30, 2021, was written down to its estimated fair value of $3,022,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $133,134 was included in earnings for the second quarter of 2021. The fair value of the property was based upon a signed purchase agreement, which is considered a Level 2 input in the valuation hierarchy.

The Staples retail store in Vernon Hills, Illinois with a carrying amount of $2,569,789 at June 30, 2021, was written down to its estimated fair value of $2,156,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $413,789 was included in earnings for the second quarter of 2021. The fair value of the property was based upon a signed purchase agreement, which is considered a Level 2 input in the valuation hierarchy.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2021 and 2020.

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

Substantially all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $87,611, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $2,833 as of December 31, 2021.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership’s financial position, results of operations and cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store (50% – AEI Income & Growth Fund XXI Limited Partnership). The Partnership owned a 70% interest in a Staples store; AEI Income and Growth Fund 27 LLC, an affiliate of the Partnership, owned a 30% interest in the property until the property was sold to an unrelated third party in 2021.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2021	2020

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$122,692	$156,960

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$71,996	$61,482

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$0	$0

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$53,454	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The Partnership's properties are commercial, single-tenant buildings. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Family Dollar store was constructed and acquired in 2012. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the property not held for sale and related accumulated depreciation at December 31, 2021 is as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Family Dollar, Mobile, AL	$300,000	$635,489	$935,489	$200,362

For the years ended December 31, 2021 and 2020, the Partnership recognized depreciation expense of $138,906 and $246,696, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2021		2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 6 and 70 months, respectively)	$190,845	181,218	$1,174,241	$507,331

Above-Market Lease Intangibles (weighted average life of 6 and 18 months, respectively)	284,566	270,221	284,566	241,525
Acquired Intangible Lease Assets	$475,411	451,439	$1,458,807	$748,856

Acquired Below-Market Lease Intangibles (weighted average life of 0 and 106 months, respectively)	$0	0	$444,840	$70,612

For the years ended December 31, 2021 and 2020, the value of in-place lease intangibles amortized to expense was $55,248 and $115,640, the decrease to rental income for above-market leases was $28,696 and $28,696, and the increase to rental income for below-market leases was $17,650 and $42,368, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

For lease intangibles not held for sale at December 31, 2021, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2022	$9,627	$14,345	$0
2023	0	0	0
2024	0	0	0
2025	0	0	0
2026	0	0	0
	$9,627	$14,345	$0

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

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, the Partnership recognized real estate impairment of $133,134 to decrease the carrying value to the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of $3,010,150, which resulted in a net loss of $11,850. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively.

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, the Partnership recognized real estate impairment of $413,789 to decrease the carrying value to the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. On September 10, 2021, the sale closed with the Partnership receiving net proceeds of $2,108,832, which resulted in a net loss of $47,168. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,300,849 and $1,144,849, respectively.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 21, 2029. As part of the agreement, the annual rent will decrease from $224,340 to $167,500 effective February 1, 2022.

In December 2021, the Partnership entered into an agreement to sell its 50% interest in the Jared Jewelry store in Hanover, Maryland to an unrelated third party. On February 14, 2022, the sale closed with the Partnership receiving net proceeds of approximately $2,464,000, which resulted in a net gain of approximately $1,147,000. At the time of sale, the cost and related accumulated depreciation was $1,989,105 and $672,124, respectively.

For properties owned as of December 31, 2021, the minimum future rent payments required by the leases are as follows:
2022	$232,200
2023	167,500
2024	167,500
2025	167,500
2026	167,500
Thereafter	348,959
$1,251,159

There were no contingent rents recognized in 2021 and 2020.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2021	2020

Bassett Direct NC, LLC	$137,999	$257,608
Staples the Office Superstore East, Inc.	148,349	214,480
Dollar Tree / Family Dollar Group	126,772	208,618
Sterling Jewelers Inc.	210,461	203,946
Bio-Medical Applications of Ohio, Inc.	87,657	175,449
Aggregate rental income of major tenants	$711,238	$1,060,101
Aggregate rental income of major tenants as a percentage of total rental income	100%	100%

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(6)  Partners’ Capital –

For the years ended December 31, 2021 and 2020, the Partnership declared distributions of $10,889,304 and $785,651, respectively. The Limited Partners were allocated distributions of $10,780,411 and $777,794 and the General Partners were allocated distributions of $108,893 and $7,857 for the years, respectively. The Limited Partners' distributions represented $583.45 and $40.83 per Limited Partnership Unit outstanding using 18,477 and 19,051 weighted average Units in 2021 and 2020, respectively. The distributions represented $29.77 and $25.30 per Unit of Net Income and $553.68 and $15.53 per Unit of return of capital in 2021 and 2020, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $10,233,274 and $73,865 in 2021 and 2020, respectively. The Limited Partners were allocated distributions of $10,130,914 and $73,126 and the General Partners were allocated distributions of $102,333 and $739 for the years, respectively. The Limited Partners’ distributions represented $554.25 and $3.84 per Unit for the years, respectively.

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

During 2021, the Partnership repurchased a total of 831.43 Units for $579,858 from 39 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sale proceeds. During 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,857 in 2021.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2021	2020

Net Income for Financial Reporting Purposes	$634,184	$486,845

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	53,527	115,234

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(17,873)	0

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	(646,730)	0
Taxable Income to Partners	$23,108	$602,079

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2021	2020

Partners' Capital for Financial Reporting Purposes	$3,142,533	$13,983,368

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	525,792	1,118,995

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	17,873

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,271,273	3,271,273
Partners' Capital for Tax Reporting Purposes	$6,939,598	$18,391,509

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XX, Inc. (“AFM”), the Managing General Partner, and The Estate of Robert P. Johnson, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM,  and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was Chief Executive Officer and sole director and has held these positions since the formation of AFM in September 1992, and has been elected to continue in these positions until December 2021. He was President of AFM from September 1992 to July 2019. From 1970 to his date of death, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 47, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2022. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 58, is Chief Operations Officer and has held this position since August 1,  2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

Patrick W. Keene, CPA (inactive), age 62, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 47, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2022. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mrs. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2021. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2021 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2022:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XX, Inc.	0	0.00%
Robert P. Johnson Trust	28	0.15%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2021 and 2020.

Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are “independent.”  In 2020 through date of his death, the sole director of the Managing General Partner, Robert P. Johnson, was also the Individual General Partner of the registrant, and was the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Patricia Johnson now serves as the sole director of the Managing General Partner.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2021, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2021.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 2, 1992) To December 31, 2021

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,398,039

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$884,013

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,216,771

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,506,458

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,119,407

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$384,784

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$190,748

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2021 and 2020:

Fee Category	2021	2020

Audit Fees	$21,710	$20,830
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$21,710	$20,830

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

AEI NET LEASE INCOME & GROWTH FUND XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
Its Managing General Partner

March 30, 2022	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2022
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2022
Keith E. Petersen	(Principal Accounting Officer)