Form 10-Q
period 2022-03-31
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2022-05-13
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2022

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

As of May 10, 2022, there were 18,219.68 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Statements for the Periods ended March 31, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$3,524,041	$5,307,993
Rent Receivable	0	2,833
Total Current Assets	3,524,041	5,310,826

Real Estate Investments:
Land	300,000	300,000
Buildings	635,489	635,489
Acquired Intangible Lease Assets	475,411	475,411
Real Estate Held for Investment, at cost	1,410,900	1,410,900
Accumulated Depreciation and Amortization	(669,083)	(651,801)
Real Estate Held for Investment, Net	741,817	759,099
Real Estate Held for Sale	0	1,316,981
Total Real Estate Investments	741,817	2,076,080
Total Assets	$4,265,858	$7,386,906

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$4,739	$7,599
Distributions Payable	2,519,599	4,236,774
Total Current Liabilities	2,524,338	4,244,373

Partners’ Capital:
General Partners	11,160	7,700
Limited Partners – 24,000 Units authorized; 18,220 Units issued and outstanding as of 3/31/2022 and 12/31/2021	1,730,360	3,134,833
Total Partners' Capital	1,741,520	3,142,533
Total Liabilities and Partners' Capital	$4,265,858	$7,386,906

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2022	2021

Rental Income	$47,985	$265,302

Expenses:
Partnership Administration – Affiliates	37,812	45,992
Partnership Administration and Property Management – Unrelated Parties	15,721	23,722
Depreciation and Amortization	10,110	90,584
Total Expenses	63,643	160,298

Operating Income (Loss)	(15,658)	105,004

Other Income:
Gain (Loss) on Sale of Real Estate	1,133,641	0
Interest Income	603	691
Total Other Income (Loss)	1,134,244	691

Net Income	$1,118,586	$105,695

Net Income (Loss) Allocated:
General Partners	$28,656	$1,057
Limited Partners	1,089,930	104,638
Total	$1,118,586	$105,695

Net Income (Loss) per Limited Partnership Unit	$59.82	$5.49

Weighted Average Units Outstanding – Basic and Diluted	18,220	19,051

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net Income	$1,118,586	$105,695

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,282	87,166
Gain on Sale of Real Estate	(1,133,641)	0
(Increase) Decrease in Rent Receivable	2,833	23,538
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(2,860)	16,481
Total Adjustments	(1,116,386)	127,185
Net Cash Provided By (Used For) Operating Activities	2,200	232,880

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,450,622	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(4,236,774)	(198,381)

Net Increase (Decrease) in Cash	(1,783,952)	34,499

Cash, beginning of period	5,307,993	2,882,411

Cash, end of period	$3,524,041	$2,916,910

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$38,384	$13,944,984	$13,983,368	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)

Net Income	1,057	104,638	105,695

Balance, March 31, 2021	$37,457	$13,853,225	$13,890,682	19,051.11

Balance, December 31, 2021	$7,700	$3,134,833	$3,142,533	18,219.68

Distributions Declared	(25,196)	(2,494,403)	(2,519,599)

Net Income	28,656	1,089,930	1,118,586

Balance, March 31, 2022	$11,160	$1,730,360	$1,741,520	18,219.68

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
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
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

In December 2021, the Partnership entered into an agreement to sell its 50% interest in the Jared Jewelry store in Hanover, Maryland to an unrelated third party. On February 14, 2022, the sale closed with the Partnership receiving net proceeds of $2,450,622, which resulted in a net gain of $1,133,641. At the time of sale, the cost and related accumulated depreciation was $1,989,105 and $672,124, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the three months ended March, 2022 and 2021, the Partnership declared distributions of $2,519,599 and $198,381, respectively. The Limited Partners were allocated distributions of $2,494,403 and $196,397 and the General Partners were allocated distributions of $25,196 and $1,984 for the periods, respectively. The Limited Partners' distributions represented $136.90 and $10.31 per Limited Partnership Unit outstanding using 18,220 and 19,051 weighted average Units in 2022 and 2021, respectively. The distributions represented $59.82 and $5.49 per Unit of Net Income and $77.08 and $4.82 per Unit of return of capital in 2022 and 2021, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,517,373 in 2022. The Limited Partners received distributions of $2,492,199 and the General Partners received distributions of $25,174. The Limited Partners’ distributions represented $136.79 per Unit.

(7)  Fair Value Measurements –

As of March 31, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak and continuing effect of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the three months ended March 31, 2022 and 2021, the Partnership recognized rental income of $47,985 and $265,302, respectively. In 2022, rental income decreased due to the sale of five properties. Based on the scheduled rent for the property owned as of April 30, 2022, the Partnership expects to recognize rental income of approximately $45,618 in 2022.

For the three months ended March 31, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $37,812 and $45,992, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,721 and $23,722, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2022 and 2021, the Partnership recognized interest income of $603 and $691, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2022, the Partnership's cash balance decreased $1,783,952 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the three months ended March 31, 2021, the Partnership's cash balance increased $34,499 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $232,880 in 2021 to $2,200 in 2022 as a result of a decrease in total rental and interest income in 2022, which was partially offset by a decrease in LLC administration and property management expenses in 2022 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During three months ended March 31, 2022, the Partnership generated cash flow from the sale of real estate of $2,450,622.

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

For the three months ended March 31, 2022 and 2021, the Partnership declared distributions of $2,519,599 and $198,381, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $2,494,403 and $196,397 and the General Partners were allocated distributions of $25,196 and $1,984 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,517,373 in 2022. The Limited Partners received distributions of $2,492,199 and the General Partners received distributions of $25,174. The Limited Partners’ distributions represented $136.79 per Unit.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2022 and 2021, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May ____ , 2022	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)