Form 10-Q
period 2022-06-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2022-08-11
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2022

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

As of July 31, 2022, there were 18,219.68 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Statements for the Periods ended June 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17-18

Item 6.	Exhibits	18

Signatures		19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$991,696	$5,307,993
Rent Receivable	0	2,833
Total Current Assets	991,696	5,310,826

Real Estate Investments:
Land	0	300,000
Buildings	0	635,489
Acquired Intangible Lease Assets	0	475,411
Real Estate Held for Investment, at cost	0	1,410,900
Accumulated Depreciation and Amortization	0	(651,801)
Real Estate Held for Investment, Net	0	759,099
Real Estate Held for Sale	374,536	1,316,981
Total Real Estate Investments	374,536	2,076,080
Total Assets	$1,366,232	$7,386,906

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$4,260	$7,599
Distributions Payable	78,488	4,236,774
Total Current Liabilities	82,748	4,244,373

Partners’ Capital:
General Partners	11,079	7,700
Limited Partners – 24,000 Units authorized; 18,219.68 Units issued and outstanding as of 6/30/2022 and 12/31/2021	1,272,405	3,134,833
Total Partners' Capital	1,283,484	3,142,533
Total Liabilities and Partners' Capital	$1,366,232	$7,386,906

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Rental Income	$22,809	$237,995	$70,794	$503,297

Expenses:
Partnership Administration – Affiliates	17,860	27,620	55,672	73,612
Partnership Administration and Property Management – Unrelated Parties	24,799	20,680	40,520	44,402
Depreciation and Amortization	10,109	64,556	20,219	155,140
Real Estate Impairment	350,000	546,923	350,000	546,923
Total Expenses	402,768	659,779	466,411	820,077

Operating Income (Loss)	(379,959)	(421,784)	(395,617)	(316,780)

Other Income:
Gain on Sale of Real Estate	0	913,017	1,133,641	913,017
Interest Income	411	899	1,014	1,590
Total Other Income	411	913,916	1,134,655	914,607

Net Income (Loss)	$(379,548)	$492,132	$739,038	$597,827

Net Income (Loss) Allocated:
General Partners	$704	$4,921	$29,360	$5,978
Limited Partners	(380,252)	487,211	709,678	591,849
Total	$(379,548)	$492,132	$739,038	$597,827

Net Income (Loss) per Limited Partnership Unit	$(20.87)	$26.59	$38.95	$31.68

Weighted Average Units Outstanding – Basic and Diluted	18,220	18,320	18,220	18,685

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$739,038	$597,827

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	34,563	151,838
Real Estate Impairment	350,000	546,923
Gain on Sale of Real Estate	(1,133,641)	(913,017)
(Increase) Decrease in Rent Receivable	2,833	35,074
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(3,339)	28,682
Total Adjustments	(749,584)	(150,500)
Net Cash Provided By (Used For) Operating Activities	(10,546)	447,327

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,450,622	4,168,888

Cash Flows from Financing Activities:
Distributions Paid to Partners	(6,756,373)	(396,762)
Repurchase of Partnership Units	0	(541,730)
Net Cash Provided By (Used For) Financing Activities	(6,756,373)	(938,492)

Net Increase (Decrease) in Cash	(4,316,297)	3,677,723

Cash, beginning of period	5,307,993	2,882,411

Cash, end of period	$991,696	$6,560,134

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$38,384	$13,944,984	$13,983,368	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)

Net Income	1,057	104,638	105,695

Balance, March 31, 2021	37,457	13,853,225	13,890,682	19,051.11

Distributions Declared	(22,170)	(2,194,806)	(2,216,976)

Repurchase of Partnership Units	(5,417)	(536,313)	(541,730)	(731.58)

Net Income	4,921	487,211	492,132

Balance, June 30, 2021	$14,791	$11,609,317	$11,624,108	18,319.53

Balance, December 31, 2021	$7,700	$3,134,833	$3,142,533	18,219.68

Distributions Declared	(25,196)	(2,494,403)	(2,519,599)

Net Income	28,656	1,089,930	1,118,586

Balance, March 31, 2022	11,160	1,730,360	1,741,520	18,219.68

Distributions Declared	(785)	(77,703)	(78,488)

Net Income (Loss)	704	(380,252)	(379,548)

Balance, June 30, 2022	$11,079	$1,272,405	$1,283,484	18,219.68

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
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

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $133,134 was recognized, which was the difference between the carrying value at June 30, 2021 of $3,155,134 and the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of $3,022,000, which resulted in no gain or loss due to the impairment charge recorded in the second quarter of 2021. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $3,022,000.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $413,789 was recognized, which was the difference between the carrying value at June 30, 2021 of $2,569,789 and the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $2,156,000. On September 10, 2021, the sale closed with the Partnership receiving net proceeds of $2,108,832, which resulted in a net loss of $47,168. At the time of sale, the cost and related accumulated depreciation and amortization was $3,300,849 and $1,144,849, respectively.

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

In June 2022, the Partnership performed a long-lived asset valuation analysis and determined the Family Dollar store in Mobile, Alabama was impaired. As a result, in the second quarter of 2022, the Partnership recognized real estate impairment of $350,000 to decrease the carrying value to the estimated fair value of approximately $375,000. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet as of June 30, 2022 with a carrying value of $375,000.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the six months ended June 30, 2022 and 2021, the Partnership declared distributions of $2,598,087 and $2,415,357, respectively. The Limited Partners were allocated distributions of $2,572,106 and $2,391,203 and the General Partners were allocated distributions of $25,981 and $24,154 for the periods, respectively. The Limited Partners’ distributions represented $141.17 and $127.97 per Limited Partnership Unit outstanding using 18,220 and 18,685 weighted average Units in 2022 and 2021, respectively. The distributions represented $38.95 and $31.68 per Unit of Net Income and $102.22 and $96.29 per Unit of return of capital in 2022 and 2021, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,595,860 and $2,020,202 in 2022 and 2021, respectively. The Limited Partners received distributions of $2,569,902 and $2,000,000 and the General Partners received distributions of $25,958 and $20,202 for the periods, respectively. The Limited Partners’ distributions represented $141.05 and $109.17 per Unit for the periods, respectively.

(7)  Fair Value Measurements –

As of June, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. During 2022, the Partnership impaired the Family Dollar store in Mobile, Alabama to its fair value of approximately $375,000. Fair value was determined using feedback provided by a local broker less costs to sell based on the held for sale classification (level 2 in the fair value hierarchy). An impairment of $350,000 was recognized during the second quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

This section contains “forward-looking statements” which represent management’s expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership’s financial condition and results of operations, including the following:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

For the six months ended June 30, 2022 and 2021, the Partnership recognized rental income of $70,794 and $503,297, respectively. In 2022, rental income decreased due to the sale of five properties. The Family Dollar in Mobile, Alabama was the final property, which is classified as Real Estate Held for Sale as of June 30, 2022. The Partnership expects rental income in 2022 to total $70,794, as the Family Dollar lease matured on June 30, 2022 and was not renewed.

For the six months ended June 30, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $55,672 and $73,612, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,520 and $44,402, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2022 and 2021, the Partnership recognized interest income of $1,014 and $1,590, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2022, the Partnership's cash balance decreased $4,316,297 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the six months ended June 30, 2021, the Partnership's cash balances increased $3,677,723 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by or used for operating activities decreased from $447,327 in 2021 to ($10,546) in 2022 as a result of a decrease in total rental and interest income in 2022 and net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in LLC administration and property management expenses in 2022.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During six months ended June 30, 2022, the Partnership generated cash flow from the sale of real estate of $2,450,622.

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

In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $133,134 was recognized, which was the difference between the carrying value at June 30, 2021 of $3,155,134 and the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of $3,022,000, which resulted in no gain or loss due to the impairment charge recorded in the second quarter of 2021. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $3,022,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In July 2021, the Partnership entered into an agreement to sell its 70% interest in the Staples retail store in Vernon Hills, Illinois to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the Staples store was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $413,789 was recognized, which was the difference between the carrying value at June 30, 2021 of $2,569,789 and the estimated fair value of $2,156,000. The charge was recorded against the cost of the land and building. At June 30, 2021, the property was classified as Real Estate Held for Sale with a carrying value of $2,156,000. On September 10, 2021, the sale closed with the Partnership receiving net proceeds of $2,108,832, which resulted in a net loss of $47,168. At the time of sale, the cost and related accumulated depreciation and amortization was $3,300,849 and $1,144,849, respectively.

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

In June 2022, the Partnership performed a long-lived asset valuation analysis and determined the Family Dollar store in Mobile, Alabama was impaired. As a result, in the second quarter of 2022, the Partnership recognized real estate impairment of $350,000 to decrease the carrying value to the estimated fair value of approximately $375,000. The charge was recorded against the land, building, in-place lease and above market lease. This property has been classified as Real Estate Held for Sale on the balance sheet as of June 30, 2022 with a carrying value of $375,000.

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

For the six months ended June 30, 2022 and 2021, the Partnership declared distributions of $2,598,087 and $2,415,357, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $2,572,106 and $2,391,203 and the General Partners were allocated distributions of $25,981 and $24,154 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,595,860 and $2,020,202 in 2022 and 2021, respectively. The Limited Partners received distributions of $2,569,902 and $2,000,000 and the General Partners received distributions of $25,958 and $20,202 for the periods, respectively. The Limited Partners’ distributions represented $141.05 and $109.17 per Unit for the periods, respectively.

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

On April 1, 2022, the Partnership did not repurchase any Units from the Limited Partners. On April 1, 2021, the Partnership repurchased a total of 731.58 Units for $536,313 from 34 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,417 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 10, 2022	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)