Form 10-Q
period 2022-09-30
AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
filed 2022-11-14
CIK 894245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2022

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

As of October 31, 2022, there were 18,219.68 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Statements for the Periods ended September 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures                                                                                                                             19

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$879,169	$5,307,993
Rent Receivable	0	2,833
Total Current Assets	879,169	5,310,826

Real Estate Investments:
Land	0	300,000
Buildings	0	635,489
Acquired Intangible Lease Assets	0	475,411
Real Estate Held for Investment, at cost	0	1,410,900
Accumulated Depreciation and Amortization	0	(651,801)
Real Estate Held for Investment, Net	0	759,099
Real Estate Held for Sale	339,536	1,316,981
Total Real Estate Investments	339,536	2,076,080
Total Assets	$1,218,705	$7,386,906

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$(5,943)	$7,599
Distributions Payable	77,777	4,236,774
Total Current Liabilities	71,834	4,244,373

Partners’ Capital:
General Partners	11,062	7,700
Limited Partners – 24,000 Units authorized; 18,219.68 Units issued and outstanding as of 9/30/2022 and 12/31/2021	1,135,809	3,134,833
Total Partners' Capital	1,146,871	3,142,533
Total Liabilities and Partners' Capital	$1,218,705	$7,386,906

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Rental Income	$0	$129,048	$70,794	$632,345

Expenses:
Partnership Administration – Affiliates	16,347	26,789	72,019	100,401
Partnership Administration and Property Management – Unrelated Parties	9,214	11,194	49,734	55,596
Depreciation and Amortization	0	19,507	20,219	174,647
Real Estate Impairment	35,000	0	385,000	546,923
Total Expenses	60,561	57,490	526,972	877,567

Operating Income (Loss)	(60,561)	71,558	(456,178)	(245,222)

Other Income (Loss):
Gain (Loss) on Sale of Real Estate	0	(59,018)	1,133,641	853,999
Interest Income	1,725	1,791	2,739	3,381
Total Other Income (Loss)	1,725	(57,227)	1,136,380	857,380

Net Income (Loss)	$(58,836)	$14,331	$680,202	$612,158

Net Income (Loss) Allocated:
General Partners	$761	$35,706	$30,121	$41,684
Limited Partners	(59,597)	(21,375)	650,081	570,474
Total	$(58,836)	$14,331	$680,202	$612,158

Net Income (Loss) per Limited Partnership Unit	$(3.27)	$(1.17)	$35.68	$30.73

Weighted Average Units Outstanding – Basic and Diluted	18,220	18,320	18,220	18,563

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$680,202	$612,158

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	34,563	178,519
Real Estate Impairment	385,000	546,923
Gain on Sale of Real Estate	(1,133,641)	(853,999)
(Increase) Decrease in Rent Receivable	2,833	76,281
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(13,542)	21,996
Increase (Decrease) in Unearned Rent	0	(17,873)
Total Adjustments	(724,787)	(48,153)
Net Cash Provided By (Used For) Operating Activities	(44,585)	564,005

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,450,622	9,287,870

Cash Flows from Financing Activities:
Distributions Paid to Partners	(6,834,861)	(2,613,738)
Repurchase of Partnership Units	0	(541,730)
Net Cash Provided By (Used For) Financing Activities	(6,834,861)	(3,155,468)

Net Increase (Decrease) in Cash	(4,428,824)	6,696,407

Cash, beginning of period	5,307,993	2,882,411

Cash, end of period	$879,169	$9,578,818

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$38,384	$13,944,984	$13,983,368	19,051.11

Distributions Declared	(1,984)	(196,397)	(198,381)
Net Income	1,057	104,638	105,695

Balance, March 31, 2021	37,457	13,853,225	13,890,682	19,051.11

Distributions Declared	(22,170)	(2,194,806)	(2,216,976)
Repurchase of Partnership Units	(5,417)	(536,313)	(541,730)	(731.58)
Net Income	4,921	487,211	492,132

Balance, June 30, 2021	14,791	11,609,317	11,624,108	18,319.53

Distributions Declared	(42,372)	(4,194,801)	(4,237,173)
Net Income (Loss)	35,706	(21,375)	14,331

Balance, September 30, 2021	$8,125	$7,393,141	$7,401,266	18,319.53

Balance, December 31, 2021	$7,700	$3,134,833	$3,142,533	18,219.68

Distributions Declared	(25,196)	(2,494,403)	(2,519,599)
Net Income	28,656	1,089,930	1,118,586

Balance, March 31, 2022	11,160	1,730,360	1,741,520	18,219.68

Distributions Declared	(785)	(77,703)	(78,488)
Net Income (Loss)	704	(380,252)	(379,548)

Balance, June 30, 2022	11,079	1,272,405	1,283,484	18,219.68

Distributions Declared	(778)	(76,999)	(77,777)
Net Income (Loss)	761	(59,597)	(58,836)

Balance, September 30, 2022	$11,062	$1,135,809	$1,146,871	18,219.68

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 21, 2029. As part of the agreement, the annual rent was to decrease from $224,340 to $167,500 effective February 1, 2022.

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

In June 2022, the Partnership performed a long-lived asset valuation analysis and determined the Family Dollar store in Mobile, Alabama was impaired. As a result, in the second quarter of 2022, the Partnership recognized real estate impairment of $350,000 to decrease the carrying value to the estimated fair value of approximately $375,000. The charge was recorded against the land, building, in-place lease and above market lease. In September 2022, the Partnership recognized an additional real estate impairment of $35,000 to decrease the carrying value to the estimated fair value of approximately $340,000. This property has been classified as Real Estate Held for Sale on the balance sheet as of September 30, 2022 with a carrying value of $340,000.

In October 2022, the Partnership entered into an agreement to sell its 100% interest in the Family Dollar store in Mobile, Alabama to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $340,000, which will result in no net gain or loss.

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

(6)  Partners’ Capital –

For the nine months ended September 30, 2022 and 2021, the Partnership declared distributions of $2,675,864 and $6,652,530, respectively. The Limited Partners were allocated distributions of $2,649,105 and $6,586,004 and the General Partners were allocated distributions of $26,759 and $66,526 for the periods, respectively. The Limited Partners' distributions represented $145.40 and $354.79 per Limited Partnership Unit outstanding using 18,220 and 18,563 weighted average Units in 2022 and 2021, respectively. The distributions represented $35.68 and $30.73 per Unit of Net Income and $109.72 and $324.06 per Unit of return of capital in 2022 and 2021, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,673,637 and $6,060,606 in 2022 and 2021, respectively. The Limited Partners were allocated distributions of $2,646,901 and $6,000,000 and the General Partners were allocated distributions of $26,736 and $60,606 for the periods, respectively. The Limited Partners’ distributions represented $145.28 and $327.52 per Unit for the periods, respectively.

(7)  Fair Value Measurements –

As of September 30, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. During 2022, the Partnership impaired the Family Dollar store in Mobile, Alabama to its fair value of approximately $340,000. Fair value was determined using feedback provided by a local broker less costs to sell based on the held for sale classification (level 2 in the fair value hierarchy). An impairment of $350,000 was recognized during the second quarter of 2022 and an impairment of $35,000 was recognized during the third quarter of 2022.

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

Results of Operations

For the nine months ended September 30, 2022 and 2021, the Partnership recognized rental income of $70,794 and $632,345, respectively. In 2022, rental income decreased due to the sale of five properties. The Family Dollar in Mobile, Alabama was the final property, which is classified as Real Estate Held for Sale as of June 30, 2022. The Partnership expects rental income in 2022 to total $70,794, as the Family Dollar lease matured on June 30, 2022 and was not renewed.

For the nine months ended September 30, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $72,019 and $100,401, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $49,734 and $55,596, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2022 and 2021, the Partnership recognized interest income of $2,739 and $3,381, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2022, the Partnership's cash balances decreased $4,428,824 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2021, the Partnership's cash balances increased $6,696,407 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $564,005 in 2021 to ($44,585) in 2022 as a result of a decrease in total rental and interest income in 2022 and net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in LLC administration and property management expenses in 2022.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2022, the Partnership generated cash flow from the sale of real estate of $2,450,622.

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
In May 2021, the Partnership entered into an agreement to sell 2.36 acres of land in Fredericksburg, Virginia to an unrelated third party. Based on its long-lived asset valuation analysis, the Partnership determined the land was impaired. As a result, in the second quarter of 2021, a charge to operations for real estate impairment of $133,134 was recognized, which was the difference between the carrying value at June 30, 2021 of $3,155,134 and the estimated fair value of $3,022,000. The charge was recorded against the cost of the land. On July 23, 2021, the sale closed with the Partnership receiving net proceeds of $3,010,050, which resulted in a net loss of $11,850. At the time of sale, the cost and related accumulated amortization was $3,032,763 and $10,763, respectively.

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

In June 2022, the Partnership performed a long-lived asset valuation analysis and determined the Family Dollar store in Mobile, Alabama was impaired. As a result, in the second quarter of 2022, the Partnership recognized real estate impairment of $350,000 to decrease the carrying value to the estimated fair value of approximately $375,000. The charge was recorded against the land, building, in-place lease and above market lease. In September 2022, the Partnership recognized an additional real estate impairment of $35,000 to decrease the carrying value to the estimated fair value of approximately $340,000. This property has been classified as Real Estate Held for Sale on the balance sheet as of September 30, 2022 with a carrying value of $340,000.

In October 2022, the Partnership entered into an agreement to sell its 100% interest in the Family Dollar store in Mobile, Alabama to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $340,000, which will result in no net gain or loss.

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

For the nine months ended September 30, 2022 and 2021, the Partnership declared distributions of $2,675,864 and $6,652,530, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $2,649,105 and $6,586,004 and the General Partners were allocated distributions of $26,759 and $66,526 for the periods, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $2,673,637 and $6,060,606 in 2022 and 2021, respectively. The Limited Partners received distributions of $2,646,901 and $6,000,000 and the General Partners received distributions of $26,736 and $60,606 for the periods, respectively. The Limited Partners’ distributions represented $145.28 and $327.52 per Unit for the periods, respectively.

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

The cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2022	AEI Net Lease Income & Growth Fund XX
Limited Partnership
	By:	AEI Fund Management XX, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)